Form 10-Q
period 2009-03-31
Ecolivegreen Corp
filed 2009-04-30
CIK 1452920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended March 31, 2009
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 333-157495
                                               ----------

                               ECOLIVEGREEN CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

             Florida                                       26-3941151
             -------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

5100 West Copans Road Ste 810 Margate, Florida                33063
----------------------------------------------             ----------
(Address of principal executive offices)                   (Zip Code)

                                 (954) 599-3672
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 shares as of May 1, 2009.

                               ECOLIVEGREEN CORP.
                                    FORM 10-Q
                          Quarter Ended March 31, 2009

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Balance Sheets
      March 31, 2009 (Unaudited) and December 31, 2008 .....................   3

      Condensed Statements of Operations (Unaudited)
      For the Three Months ended March 31, 2009.............................   4

      Statement of Stockholders' Equity
      For the Period November 5, 2008 through March 31, 2009 ...............   5

      Condensed Statements of Cash Flows (Unaudited)
      For the Three Months Ended March 31, 2009 ............................   6

      Notes to the Condensed Financial Statements (Unaudited) ..............   7

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................  15

   Item 4 - Controls and Procedures ........................................  17

PART II - OTHER INFORMATION

   Item 6 - Exhibits .......................................................  19

Signatures .................................................................  20

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the period ended March 31, 2009, prepared by the company, immediately follow.

                               EcoLiveGreen, Corp.
                          (A Development Stage Company)
                                  BALANCE SHEET
                   As of March 31, 2009 and December 31, 2008

                                                      Unaudited       Audited
                                                      March 31,     December 31,
                                                        2009           2008
                                                      ---------     ------------
                      ASSETS
CURRENTS ASSETS
  Cash ...........................................    $      -        $      -

TOTAL CURRENT ASSETS .............................           -               -
INTELLECTUAL ASSETS ..............................       6,862           6,862
                                                      --------        --------
TOTAL ASSETS .....................................    $  6,862        $  6,862
                                                      ========        ========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued Liabilities ............................    $  6,000        $  6,000
  Accounts Payable ...............................           -           9,750
                                                      --------        --------
     TOTAL CURRENT LIABILITIES ...................       6,000          15,750

LONG TERM LIABILITIES
  Note Payable ...................................      15,000               -
                                                      --------        --------
     TOTAL LONG TERM LIABILITIES .................      15,000               -
                                                      --------        --------

TOTAL LIABILITIES ................................    $ 21,000        $ 15,750
                                                      --------        --------

STOCKHOLDERS' DEFICIT
  Common stock:  par value $.001;
   100,000,000 shares authorized;
   9,000,000 at March 31, 2009 and 8,550,000 at
   December 31, 2008 issued and outstanding ......       9,000           8,550
  Additional paid in capital .....................      10,800               -
  Deficit accumulated during the development stage     (33,938)        (17,438)
                                                      --------        --------
     TOTAL STOCKHOLDERS' DEFICIT .................     (14,138)         (8,888)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......    $  6,862        $  6,862
                                                      ========        ========

   The accompanying notes are an integral part of these financial statements.

                                    EcoLiveGreen Corp.
                               (A Development Stage Company)
                                  STATEMENT OF OPERATIONS
                         For the 3 Months Ended March 31, 2009 and
               From November 5, 2008 (date of inception) thru March 31, 2009
                                                        Cumulative           Cumulative
                                                        Amount from          Amount from
                                      Three Months   November 5, 2008     November 5, 2008
                                      Ended March    (inception) thru     (inception) thru
                                       31, 2009      December 31, 2008     March 31, 2009
                                      -----------    -----------------    ----------------
REVENUES
   Sales ..........................   $         -       $         -         $         -
   Cost of Sales ..................             -                 -                   -
                                      -----------       -----------         -----------

     Gross profit .................             -                 -                   -

OPERATING EXPENSES
   Administrative and General .....             -                 -                 500
   Legal and Accounting ...........         1,500            15,750              16,750
   Consulting .....................        15,000             1,688              16,688
                                      -----------       -----------         -----------
     TOTAL OPERATING EXPENSES .....        16,500            17,438              33,938
                                      -----------       -----------         -----------

Loss from operations ..............       (16,500)          (17,438)            (33,938)
                                      -----------       -----------         -----------

OTHER INCOME
     TOTAL OTHER INCOME ...........             -                 -                   -
                                      -----------       -----------         -----------

NET OPERATING INCOME (LOSS) BEFORE
 INCOME TAXES .....................       (16,500)          (17,438)            (33,938)

PROVISION FOR INCOME TAXES ........             -                 -                   -
                                      -----------       -----------         -----------
NET INCOME (LOSS) .................   $   (16,500)      $   (17,438)        $   (33,938)
                                      ===========       ===========         ===========

Net Loss Per Common Share
Basic and fully diluted ...........            **                **
** less than $.01

WEIGHTED AVERAGE SHARES OUTSTANDING     9,000,000         8,550,000           8,700,000

        The accompanying notes are an integral part of these financial statements.

                                             4

                                       EcoLiveGreen Corp.
                                 (A Development Stage Company)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) From November 5, 2008
                            (Date of Inception) thru March 31, 2009
                                         Common Stock       Additional  Retained
Par Value of $0.001                 ---------------------    Paid-in    Earnings
                                     Shares       Amount     Capital    (Deficit)      TOTAL
---------------------------------   ---------   ---------   ---------   ---------    ---------
Balance at November 5, 2008
 (date of inception) ............           -   $       -   $       -   $       -    $       -

Common stock issued for patent ..   6,862,500       6,862           -           -        6,862

Common Stock Issued for
 Consulting Services ............   1,687,500       1,688           -           -        1,688

Net loss for the period ending
 December 31, 2008 ..............           -           -           -     (17,438)     (17,438)
                                    ---------   ---------   ---------   ---------    ---------

Balance December 31, 2008 .......   8,550,000       8,550           -     (17,438)      (8,888)
                                    ---------   ---------   ---------   ---------    ---------

Common stock issued for cash ....     450,000         450      10,800           -       11,250

Net loss for three months
 ending March 31, 2009 ..........           -           -           -     (16,500)     (16,500)
                                    ---------   ---------   ---------   ---------    ---------

Balance March 31, 2009 ..........   9,000,000   $   9,000   $  10,800   $ (33,938)   $ (14,138)
                                    ---------   ---------   ---------   ---------    ---------

           The accompanying notes are an integral part of these financial statements.

                                               5

                                    EcoLiveGreen Corp.
                              (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
              From November 5, 2008 (Date of Inception) thru March 31, 2009
                                                                            Cumulative
                                                          For The           Amount from
                                                        Three Months     November 5, 2008
                                                        Ended March      (inception) thru
                                                          31, 2009         March 31, 2009
                                                        ------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) ................................      $(16,500)          $(33,938)
  Adjustment to reconcile net loss to
   net cash used in operations:
    Issuance of Common Stock for Services ..........             -              1,688
    Forgiveness of shareholder payable
    Changes in operating assets and liabilities:
    Accounts Payable ...............................        (9,750)                 -
    Accrued liabilities ............................             -              6,000
                                                          --------           --------
NET CASH USED IN OPERATIONS ........................       (26,250)           (26,250)
                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in payable to stockholder ...............        15,000             15,000
  Inssuance of common stock ........................        11,250             11,250
                                                          --------           --------
Net cash provided by financing activities ..........        26,250             26,250
                                                          --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             -                  -
                                                          --------           --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....             -                  -
                                                          --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........      $      -           $      -
                                                          ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash pain for interest ...........................             -                  -
                                                          ========           ========
  Cash paid for income taxes .......................             -                  -
                                                          ========           ========

        The accompanying notes are an integral part of these financial statements.

                                            6

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH MARCH 31, 2009

NOTE 1 ORGANIZATION

         ECOLIVEGREEN CORP. (a development stage enterprise) (the Company) was formed on November 5, 2008 in the State of Florida. The Company's activities to date have been primarily directed towards the raising of capital and acquiring intellectual properties.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company
-------------------------------------------------

         The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method
-----------------

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year ended on December 31, 2008.

Income Taxes
------------

         The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2009.

Cash Equivalents
----------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH MARCH 31, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Estimates
---------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Impairment of Long-Lived Assets
-------------------------------

         In accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Basic Loss Per Common Share
---------------------------

         Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period. There are no dilutive securities at March 31, 2009 for purposes of computing fully diluted earnings per share.

Dividends
---------

         The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH MARCH 31, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Share-Based Payments
--------------------

         The Company adopted Statement of Financial Accounting standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", which the company previously followed in accounting for stock-base awards. In March 2005, the SEC issued Staff Bulletin No. 107("SAB No. 107"), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

         Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company adopted the provisions of the SFAS 123R in its calendar year ended December 31, 2008 using the modified prospective application method.

         The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, "Accounting for Stock-Based Compensation".

Fair value of Financial Instruments
-----------------------------------

         Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Related Parties
---------------

         Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH MARCH 31, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Impact of New Accounting Standards
----------------------------------

         In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its financial statements.

         In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Non-controlling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

         (a.) SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

         (b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report non-controlling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent's equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH MARCH 31, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Impact of New Accounting Standards-cont'd
-----------------------------------------

         (c) SFAS No. 161 expresses concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivatives and hedging activities effect an entity's financial position, financial performance and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the impact, if any, on SFAS 161 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

         (d) SFAS 162, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).

         The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.

         The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.

         This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the impact, if any, of SFAS 162 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

         The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The Company is in the process of evaluating the impact, if any, on SFAS 162 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH MARCH 31, 2009

NOTE 3 GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations.

         If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

         There is no provision for income taxes due to continuing losses. At March 31, 2009, the Company has net operating loss carryforwards for tax purposes of approximately $34,000, which expire through 2029. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH MARCH 31, 2009

NOTE 5 RELATED PARTY TRANSACTIONS

         On November 10, 2008, the company entered into an agreement with Steven Adelstein, its independent consultant, for the amount of $60,000. This amount ($60,000) represents consulting services to be rendered from January 1, 2009 until December 31, 2009 in equal monthly installments. Under the terms and conditions of the agreement, the Company will be advanced cash and cash equivalents as required to pay for filing expenses including filing fees with the Securities and Exchange Commission, audit fees for the audited financials as of December 31, 2008,and certain defined operating expenses. The balance is for consulting services provided from time to time by Mr. Adelstein as defined in said agreement. The total amount of $60,000 shall be in the form of a note commencing to accrue interest at January 1, 2010, at 7.2%, having both interest and principal payable with a balloon payment on December 31, 2012. The note is convertible into common shares at $0.05 per share at the discretion of note holder until December 31, 2012. There shall not be any pre-payment penalties and interest shall be compounded annually. At March 31, 2009, the company had a note payable to Steven Adelstein of $15,000 representing the consulting services provided by him from January 1, 2009 thru March 31, 2009.

         Mr. Adelstein is the husband of Judith Adelstein, a shareholder that has 9% ownership of common shares at March 31, 2009. Mr. Adelstein was paid for consulting services $1,688 for the year ending December 31, 2008 by the issuance of 1,687,500 common shares of the Company.

         The Company does not lease or rent any property. Office space and services are provided without charge by Steven Adelstein, independent consultant. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

         The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 PURCHASE AGREEMENT FOR INTELLECTUAL PROPERTY (3 pending patents).

         On November 10, 2008, the company entered into agreement to acquire the intellectual properties of three (3) pending patents in the specific area of fluorescent bulbs for $6,863. This agreement was entered into the same three (3) officers and directors that are the present officers and directors of our company. We issued a total of 6,862,500 shares for the intellectual properties of these three (3) pending patents.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH MARCH 31, 2009

NOTE 7 INTELLECTURAL PROPERTIES

         The Company purchased on November 10, 2008, from an entity owned by it's three(3) officers and directors, all rights title and interest to three(3) pending patents as filed with the Patent Office of the United States. The pending 3 patents are in the specific field of commercial lighting technology which is energy saving and environmentally friendly. We paid $6,863 for these intellectual rights for the consideration of the issuance of 6,862,500 common shares at $0.001 per share. Since these patents are pending, we have no assurances that they will be approved and even upon approval, that they will become economically viable. It is the company's policy to amortize its intellectual property over an anticipated three (3) year life once the patent has been approved by the United States Patent Office. In the event the patent is denied, the company's policy is to expense any and all capitalized items relating to the patent immediately for financial purposes.

NOTE 8 SALE OF SECURITIES

In February, 2009, the company sold 450,000 common shares to one (1) investor for $0.025 per share for a total of $11,250. These funds ($11,250) were used to pay legal fees associated with our patent attorney. Additionally, the investor was issued an option for 450,000 shares until 12/31/2012 at $0.05 per share.

NOTE 9 SUBSEQUENT EVENTS

The company has authorized the filing of a registration Form S-1 with the Securities and Exchange Commission. On March 10, 2009, the Securities and Exchange Commission Filing became effective and the company is intending for sale 3,000,000 common shares at $0.03 per share. There are no assurances that this sale of 3,000,000 common shares will be partially or totally completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ECOLIVEGREEN CORP. has provided the following information concerning the company and its business for inclusion in this quarterly report. This information contains statements that constitute "forward looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that express or involve discussions with respect to predictions, business strategy, budgets, development opportunities or projects, the expected timing of transactions or their expectations, beliefs, plans, objectives, assumptions or future events or performance are not statements of historical fact and may be "forward-looking statements".

Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of known and unknown risks and uncertainties which could cause actual results or events to differ materially from those anticipated by ECOLIVEGREEN CORP. COMPANY HISTORY

ECOLIVEGREEN CORP.("ELG CORP.") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. We currently own three (3) patents pending which claim a commercial lighting technology which is energy saving and environmentally friendly. The patent pending commercial lighting technology is designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers. The primary advantages of our drop ceiling troffer replacements are the following:

   o  Easy Installation

   o No required Licensed Technician for installation as they are lightweight and are simply placed into the drop ceiling where a ceiling tile is normally installed.

   o  Actual connection via a low-voltage connector

   o Anticipated to have a life in access of three times (3x) longer than conventional fluorescent lamps.

   o Lamps are dimmable in two (2) ways, 1) automatically dim when ambient light is bright 2) Can be manually dimmed also

The patent pending lamps are color-adjustable, with factory models being adjustable between standard fluorescent light and soft-white (similar to incandescent). The lumen output potential of either the 2x2 foot or 2x4 foot models is equivalent to standard drop-ceiling troffers containing three (3) 4-foot T8 bulbs. The current patent pending product contains our proprietary fluorescent technology, and future models are anticipated to use LED technology to achieve the same features. Additionally, another related product being developed is a replacement bulb for use in existing troffers, requiring no ballast change and containing the same basic technologies as the drop ceiling lamp. This single-bulb version has the lumen output of a single fluorescent light bulb.

We have filed our initial patent pending number with the United States Patent Office and currently the patent is pending through the process. This patent pending product is of engineering design whereby the fluorescents have a longer life without gaseous matter whereby the ecological advantage could and should be realized.

We have not generated any revenues to date and our activities have been limited to developing our business plan. We will not have the necessary capital to develop or execute our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms.

PLAN OF OPERATION

This section of the plan of operations includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company organized to market environmentally-friendly products and have filed patents in this area more specifically defined in the commercial lighting areas.

We have not yet generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our products to customers.

Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans we undertake.

From inception to March 31, 2009, the company's business operations have primarily been focused on developing our business plan and market research.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we obtain patent approval.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of ($16,500) for the three months ended March 31, 2009. These expenses consisted of legal and consulting expenses incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission and legal costs associated with our pending patents. Our net losses from inception through March 31, 2009 were ($33,938). As we were incorporated on November 5, 2008, there are no comparative figures to previous years. Cash provided by financing activities for the period from inception through March 31, 2009 was $34,800 of which $6,862 was provided from our officers and directors, $1,688 from issuing common shares for services rendered, $11,250 in selling common shares in February, 2009, and $15,000 being financed from our independent consultant.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At March 31, 2009 our cash in the bank was $0.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until We begin our website and start selling visual content images.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, audit committee, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

      - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

      - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

      - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Officers in connection with the review of our financial statements as of March 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.                       Description
-----------                       -----------

    3.1        Articles of Incorporation*

    3.2        Bylaws*

   31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

* Incorporated by reference, please see our Registration Statement on Form S-1 (file number 333-157495) on the website at www.sec.gov

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Margate, FL, by the undersigned, thereunto duly authorized.


                                        ECOLIVEGREEN CORP.
                                        (Registrant)


April 30, 2009                          By: /s/ Len Bryan
                                        -----------------
                                        Len Bryan, President, Director,
                                        Principal Executive Officer


April 30, 2009                          By: /s/ Alfred Tracy III
                                        ------------------------
                                        Alfred Tracy III,
                                        Principal Financial Officer