Form 10-Q
period 2009-06-30
Ecolivegreen Corp
filed 2009-08-10
CIK 1452920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended June 30, 2009
                               -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 shares as of August 1, 2009.

                               ECOLIVEGREEN CORP.
                                    FORM 10-Q
                           Quarter Ended June 30, 2009

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Balance Sheets
      June 30, 2009 (Unaudited) and December 31, 2008 ......................   3

      Condensed Statements of Operations (Unaudited)
      For the Three Months ended June 30, 2009 .............................   4

      Statement of Stockholders' Equity
      For the Period November 5, 2008 through June 30, 2009 ................   5

      Condensed Statements of Cash Flows (Unaudited)
      For the Three Months Ended June 30, 2009 .............................   6

      Notes to the Condensed Financial Statements (Unaudited) ..............   7

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................  14

   Item 4 - Controls and Procedures ........................................  16

PART II - OTHER INFORMATION

   Item 6 - Exhibits .......................................................  18

Signatures .................................................................  19

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the period ended June 30, 2009, prepared by the company, immediately follow.

                               EcoLiveGreen, Corp.
                          (A Development Stage Company)
                                  BALANCE SHEET
                    As of June 30, 2009 and December 31, 2008

                                                       June 30,     December 31,
                                                        2009           2008
                                                      ---------     ------------
                      ASSETS
CURRENTS ASSETS
  Cash ...........................................    $      -        $      -

TOTAL CURRENT ASSETS .............................           -               -
INTELLECTUAL ASSETS ..............................       6,862           6,862
                                                      --------        --------
TOTAL ASSETS .....................................    $  6,862        $  6,862
                                                      ========        ========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued Liabilities ............................    $  6,000        $  6,000
  Accounts Payable ...............................         553           9,750
                                                      --------        --------
     TOTAL CURRENT LIABILITIES ...................    $  6,553        $ 15,750

LONG TERM LIABILITIES
  Note Payable ...................................      30,000               -
                                                      --------        --------
     TOTAL LONG-TERM LIABILITIES .................      30,000               -
                                                      --------        --------

TOTAL LIABILITIES ................................    $ 36,553        $ 15,750
                                                      ========        ========

STOCKHOLDERS' DEFICIT
  Common stock:  par value $.001;
   100,000,000 shares authorized;
   9,000,000 at June 30, 2009 and 8,550,000 at
   December 31, 2008 issued and outstanding ......       9,000           8,550
  Additional paid in capital .....................      10,800               -
  Deficit accumulated during the development stage     (49,491)        (17,438)
                                                      --------        --------
     TOTAL STOCKHOLDERS' DEFICIT .................     (29,691)         (8,888)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......    $  6,862        $  6,862
                                                      ========        ========

   The accompanying notes are an integral part of these financial statements.

                                    EcoLiveGreen Corp.
                               (A Development Stage Company)
                                  STATEMENT OF OPERATIONS
                         For the 3 Months Ended June 30, 2009 and
               From November 5, 2008 (date of inception) thru June 30, 2009
                                                        Cumulative           Cumulative
                                                        Amount from          Amount from
                                      Three Months   November 5, 2008     November 5, 2008
                                       Ended June    (inception) thru     (inception) thru
                                       30, 2009      December 31, 2008     June 30, 2009
                                      -----------    -----------------    ----------------
REVENUES
   Sales ..........................   $         -       $         -         $         -
   Cost of Sales ..................   $         -       $         -         $         -
                                      -----------       -----------         -----------

     Gross profit .................   $         -       $         -         $         -

OPERATING EXPENSES
   Administrative and General .....   $       553       $         -         $     1,053
   Legal and Accounting ...........             0            15,750              16,750
   Consulting .....................        15,000             1,688              31,688
                                      -----------       -----------         -----------
     TOTAL OPERATING EXPENSES .....   $    15,553       $    17,438         $    49,491
                                      -----------       -----------         -----------

Loss from operations ..............       (15,553)          (17,438)            (49,491)
                                      -----------       -----------         -----------

OTHER INCOME
     TOTAL OTHER INCOME ...........   $         -       $         -         $         -
                                      -----------       -----------         -----------

NET OPERATING INCOME (LOSS) BEFORE
 INCOME TAXES .....................       (15,553)          (17,438)            (49,491)

PROVISION FOR INCOME TAXES ........             -                 -                   -
                                      -----------       -----------         -----------
NET INCOME (LOSS) .................   $   (15,553)      $   (17,438)        $   (49,491)
                                      ===========       ===========         ===========

Net Loss Per Common Share
Basic and fully diluted ...........        (0.002)           (0.002)             (0.006)

WEIGHTED AVERAGE SHARES OUTSTANDING     9,000,000         8,550,000           8,850,000

        The accompanying notes are an integral part of these financial statements.

                                             4

                                       EcoLiveGreen Corp.
                                 (A Development Stage Company)
                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  From November 5, 2008 (Date of Inception) thru June 30, 2009
                                         Common Stock       Additional  Retained
Par Value of $0.001                 ---------------------    Paid-in    Earnings
                                     Shares       Amount     Capital    (Deficit)      TOTAL
---------------------------------   ---------   ---------   ---------   ---------    ---------
Balance at November 5, 2008
 (date of inception) ............           -   $       -   $       -   $       -    $       -

Common stock issued for patent ..   6,862,500       6,862           -           -        6,862

Common Stock Issued for
 Consulting Services ............   1,687,500       1,688           -           -        1,688

Net loss for the period ending
 December 31, 2008 ..............           -           -           -     (17,438)     (17,438)
                                    ---------   ---------   ---------   ---------    ---------

Balance December 31, 2008 .......   8,550,000       8,550           -     (17,438)      (8,888)
                                    ---------   ---------   ---------   ---------    ---------

Common stock issued in February,
 2009 for cash ..................     450,000         450      10,800           -       11,250

Net loss for three months
 ending March 31, 2009 ..........           -           -           -     (16,500)     (16,500)
                                    ---------   ---------   ---------   ---------    ---------

Balance March 31, 2009 ..........   9,000,000       9,000      10,800     (33,938)     (14,138)

Net loss for three months
 ending June 30, 2009 ...........           -           -           -     (15,553)     (15,553)
                                    ---------   ---------   ---------   ---------    ---------

Balance June 30, 2009 ...........   9,000,000   $   9,000   $  10,800   $ (49,491)   $ (29,691)

           The accompanying notes are an integral part of these financial statements.

                                               5

                                    EcoLiveGreen Corp.
                              (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
              From November 5, 2008 (Date of Inception) thru June 30, 2009
                                                                            Cumulative
                                                          For The           Amount from
                                                        Three Months     November 5, 2008
                                                         Ended June      (inception) thru
                                                          30, 2009         June 30, 2009
                                                        ------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) ................................      $(15,553)          $(33,938)
  Adjustment to reconcile net loss to
   net cash used in operations:
    Issuance of Common Stock for Services ..........             -              1,688
    Forgiveness of shareholder payable
  Changes in operating assets and liabilities:
    Accounts Payable ...............................             -                  -
    Accrued liabilities ............................       (14,447)                 -
                                                          --------           --------
NET CASH USED IN OPERATIONS ........................       (30,000)           (32,250)
                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in payable to stockholder ...............             -                  -
  Inssuance of common stock ........................        30,000             18,112
                                                          --------           --------
Net cash provided by financing activities ..........             -             18,112
                                                          --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $      -           $(14,138)
                                                          --------           --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....      $      -           $ 14,138
                                                          --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........      $      -           $      -
                                                          ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash pain for interest ...........................      $      -           $      -
                                                          ========           ========
  Cash paid for income taxes .......................      $      -           $      -
                                                          ========           ========

        The accompanying notes are an integral part of these financial statements.

                                            6

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH JUNE 30, 2009

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

Income Taxes
------------

         The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended June 30, 2009.

Cash Equivalents
----------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH JUNE 30, 2009

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

Basic Loss Per Common Share
---------------------------

         Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period. There are no dilutive securities at June 30, 2009 for purposes of computing fully diluted earnings per share.

Dividends
---------

         The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH JUNE 30, 2009

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

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH JUNE 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

New Accounting Pronouncements
-----------------------------

         In May 2008, the FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not believe SFAS No. 162 will have a significant impact on the Company's financial statements.

         In April 2009, the FASB issued FSP 107-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

         In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

         In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)", which changes the approach to determining the primary beneficiary of a variable interest entity ("VIE") and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

         Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH JUNE 30, 2009

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

         There is no provision for income taxes due to continuing losses. At June 30, 2009, the Company has net operating loss carryforwards for tax purposes of approximately $49,000, which expire through 2029. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH JUNE 30, 2009

NOTE 5 RELATED PARTY TRANSACTIONS

         On November 10, 2008, the company entered into an agreement with Steven Adelstein, its independent consultant, for the amount of $60,000. This amount ($60,000) represents consulting services to be rendered from January 1, 2009 until December 31, 2009 in equal monthly installments. Under the terms and conditions of the agreement, the Company will be advanced cash and cash equivalents as required to pay for filing expenses including filing fees with the Securities and Exchange Commission, audit fees for the audited financials as of December 31, 2008,and certain defined operating expenses. The balance is for consulting services provided from time to time by Mr. Adelstein as defined in said agreement. The total amount of $60,000 shall be in the form of a note commencing to accrue interest at January 1, 2010, at 7.2%, having both interest and principal payable with a balloon payment on December 31, 2012. The note is convertible into common shares at $0.05 per share at the discretion of note holder until December 31, 2012. There shall not be any pre-payment penalties and interest shall be compounded annually. At June 30, 2009, the company had a note payable to Steven Adelstein of $30,000 representing the consulting services provided by him from January 1, 2009 thru June 30, 2009.

         Mr. Adelstein is the husband of Judith Adelstein, a shareholder that has 9% ownership of common shares at June 30, 2009. Mr. Adelstein was paid for consulting services $1,688 for the year ending December 31, 2008 by the issuance of 1,687,500 common shares of the Company.

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

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD NOVEMBER 5, 2008 THROUGH JUNE 30, 2009

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

NOTE 8 SALE OF SECURITIES

In February, 2009, the company sold 450,000 common shares to one (1) investor for $0.025 per share for a total of $11,250. These funds ($11,250) were used to pay legal fees associated with our patent attorney. Additionally, the investor was issued an option for 450,000 shares until December 31, 2012 at $0.05 per share.

NOTE 9 SUBSEQUENT EVENTS

The company has authorized the filing of a registration Form S-1 with the Securities and Exchange Commission. On March 10, 2009, the Securities and Exchange Commission Filing became effective and the company is intending for sale 3,000,000 common shares at $0.03 per share. The company commenced the sale of securities as filed in Form S-1 in July, 2009. There are no assurances that this sale of 3,000,000 common shares will be partially or totally completed.

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

From inception to June 30, 2009, the company's business operations have primarily been focused on developing our business plan and market research.

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

We incurred operating expenses of ($15,553) for the three months ended June 30, 2009. These expenses consisted of administrative ($553) and consulting fees ($15,000) incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission and legal costs associated with our pending patents. Our net losses from inception through June 30, 2009 were ($49,491). Cash provided by financing activities for the period from inception through June 30, 2009 was $49,800 of which $6,862 was provided from our officers and directors, $1,688 from issuing common shares for services rendered, $11,250 in selling common shares in February, 2009, and $30,000 being financed from our independent consultant.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At June 30, 2009 our cash in the bank was $0.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Officers in connection with the review of our financial statements as of June 30, 2009.

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


                                        ECOLIVEGREEN CORP.
                                        (Registrant)


August 6, 2009                          By: /s/ Len Bryan
                                        -----------------
                                        Len Bryan, President, Director,
                                        Principal Executive Officer


August 6, 2009                          By: /s/ Alfred Tracy III
                                        ------------------------
                                        Alfred Tracy III,
                                        Principal Financial Officer