Form 10-Q
period 2009-09-30
Ecolivegreen Corp
filed 2009-11-12
CIK 1452920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended September 30, 2009
                               ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,830,000 shares as of November 5, 2009.

                               ECOLIVEGREEN CORP.
                                    FORM 10-Q
                        Quarter Ended September 30, 2009

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Balance Sheets
      September 30, 2009 (Unaudited) and December 31, 2008 .................   3

      Condensed Statements of Operations (Unaudited)
      For the Three and Nine Months ended September 30, 2009 ...............   4

      Statement of Stockholders' Equity
      For the Period November 5, 2008 through September 30, 2009 ...........   5

      Condensed Statements of Cash Flows (Unaudited)
      For the Nine Months Ended September 30, 2009 .........................   6

      Notes to the Condensed Financial Statements (Unaudited) ..............   7

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................  15

   Item 4 - Controls and Procedures ........................................  17

PART II - OTHER INFORMATION

   Item 6 - Exhibits .......................................................  19

Signatures .................................................................  20

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the period ended September 30, 2009, prepared by the company, immediately follow.

                               EcoLiveGreen Corp.
                          (A Development Stage Company)
                                  BALANCE SHEET
      As of September 30, 2009 (unaudited) and December 31, 2008 (audited)

                                                        Unaudited      Audited
                                                           2009          2008
                                                        ---------     ---------
                       ASSETS

CURRENT ASSETS
  Cash .............................................    $   6,900      $      -
                                                        ---------     ---------
    TOTAL CURRENT ASSETS ...........................        6,900             -

OTHER ASSETS
  Intellectual Assets ..............................        6,862         6,862
                                                        ---------     ---------
    TOTAL OTHER ASSETS .............................        6,862         6,862

TOTAL ASSETS .......................................    $  13,762     $   6,862
                                                        =========     =========


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Liabilities ..............................    $   7,500     $   6,000
  Accounts Payable .................................          553         9,750
  Accounts Payable - Consultant ....................        1,120             -
                                                        ---------     ---------
    TOTAL CURRENT LIABILITIES ......................        9,173        15,750

LONG TERM LIABILITIES
  Note Payable .....................................       29,250             -
                                                        ---------     ---------
    TOTAL LONG TERM LIABILITIES ....................       29,250             -
                                                        ---------     ---------

TOTAL LIABILITIES ..................................       38,423        15,750

STOCKHOLDERS' EQUITY/(DEFICIT)
  Common stock:  par value $.001;
    100,000,000 shares authorized;
    9,830,000 at September 30, 2009 and 8,550,000 at
    December 31, 2008 issued and outstanding .......        9,830         8,550
  Additional paid in capital .......................       34,870             -
  Deficit accumulated during the development stage .      (69,361)      (17,438)
                                                        ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY/(DEFICIT) ...........      (24,661)       (8,888)
                                                        ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)    $  13,762     $   6,862
                                                        =========     =========

   The accompanying notes are an integral part of these financial statements.

                                       EcoLiveGreen Corp.
                                 (A Development Stage Company)
                                    STATEMENT OF OPERATIONS
              For the Period November 5, 2008 (inception) thru September 30, 2009
                                                                                   Cumulative
                                                                                   Amount from
                                                                                   November 5,
                                                                                      2008
                                                  For the Three   For the Nine     (inception)
                                                  Months Ended    Months Ended         to
                                                  September 30,   September 30,   September 30,
                                                      2009            2009            2009
                                                  -------------   -------------   -------------
REVENUES
  Sales .......................................    $         -     $         -     $         -
  Cost of Sales ...............................              -               -               -
                                                   -----------     -----------     -----------

Gross Profit ..................................              -               -               -

OPERATING EXPENSES
  Administrative and General ..................            500           1,053           1,553
  Legal and Accounting ........................          1,500           3,000          18,250
  Consulting ..................................         17,870          47,870          49,558
                                                   -----------     -----------     -----------

    TOTAL OPERATING EXPENSES ..................         19,870          51,923          69,361

LOSS FROM OPERATIONS ..........................        (19,870)        (51,923)        (69,361)
                                                   -----------     -----------     -----------

OTHER INCOME ..................................              -               -               -
                                                   -----------     -----------     -----------

    TOTAL OTHER INCOME ........................              -               -               -

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES        (19,870)        (51,923)        (69,361)
                                                   -----------     -----------     -----------

PROVISION FOR INCOME TAXES ....................              -               -               -
                                                   -----------     -----------     -----------

NET INCOME (LOSS) .............................    $   (19,870)    $   (51,923)    $   (69,361)
                                                   ===========     ===========     ===========

BASIC AND DILUTED NET LOSS PER SHARE ..........         (0.002)         (0.006)         (0.008)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .      9,277,000       8,992,000       8,912,000

           The accompanying notes are an integral part of these financial statements.

                                               4

                                       EcoLiveGreen Corp.
                                  (A Development Stage Company)
                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            UNAUDITED
               For the Period November 5, 2008 (inception) thru September 30, 2009
                                                                                       Total
                                     Common Stock       Additional    Retained     Stockholders'
Par Value of $0.001              -------------------     Paid-in      Earnings        Equity/
                                  Shares      Amount     Capital      (Deficit)      (Deficit)
------------------------------   ---------    ------    ----------    ---------    -------------
Balance at November 5, 2008
(date of inception) ..........           -    $    -    $        -    $      -       $       -

Common stock issued for patent   6,862,500     6,862             -           -           6,862

Common stock issued for
 consulting services .........   1,687,500     1,688             -           -           1,688

Net loss for the period ......           -         -             -     (17,438)        (17,438)
                                 ---------    ------    ----------    --------       ---------
  Balance December 31, 2008 ..   8,550,000     8,550             -     (17,438)         (8,888)

Common stock issued in
 February 2009 for cash ......     450,000       450        10,800           -          11,250

Net loss for the period ......           -         -             -     (16,500)        (16,500)
                                 ---------    ------    ----------    --------       ---------
  Balance March 31, 2009 .....   9,000,000     9,000        10,800     (33,938)        (14,138)

Net loss for the period ......           -         -             -     (15,553)        (15,553)
                                 ---------    ------    ----------    --------       ---------
  Balance June 30, 2009 ......   9,000,000     9,000        10,800     (49,491)        (29,691)

Common stock issued in
 August 2009 for cash and
 services in offering ........     830,000       830        24,070           -          24,900

Net loss for the period ......           -         -             -     (19,870)        (19,870)
                                 ---------    ------    ----------    --------       ---------
  Balance September 30, 2009 .   9,830,000    $9,830    $   34,870    $(69,361)      $ (24,661)
                                 =========    ======    ==========    ========       =========

           The accompanying notes are an integral part of these financial statements.

                                                5

                               EcoLiveGreen Corp.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
       For the Period November 5, 2008 (inception) thru September 30, 2009

                                                                    Cumulative
                                                                    Amount from
                                                                    November 5,
                                                                       2008
                                                   For the Nine     (inception)
                                                   Months Ended         to
                                                   September 30,   September 30,
                                                       2009            2009
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) .............................    $(51,923)       $(69,361)
  Adjustments to reconcile net loss to net
   cash used in operations:
  Issuance of common stock for services .........      15,750          17,438
  Forgiveness of shareholder payable
  Changes in operating liabilities and assets:
    Accounts payable ............................      (8,077)          1,673
    Accrued liabilities .........................       1,500           7,500
    Acquisition of intellectual property ........           -               -
                                                     --------        --------

NET CASH USED IN OPERATING ACTIVITIES ...........     (42,750)        (42,750)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in payable to stockholder ............      29,250          29,250
  Issuance of common stock ......................      20,400          20,400
                                                     --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES .......      49,650          49,650
                                                     --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS ....................................       6,900           6,900

CASH AND CASH EQUIVALENTS
  Beginning of Period ...........................           -               -
                                                     --------        --------
  End of Period .................................    $  6,900        $  6,900
                                                     ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest ........................    $      -        $      -
                                                     --------        --------
  Cash paid for income taxes ....................    $      -        $      -
                                                     --------        --------
  Issuance of stock for patents .................    $      -        $  6,862
                                                     --------        --------

   The accompanying notes are an integral part of these financial statements.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 1 ORGANIZATION

         ECOLIVEGREEN CORP. (a development stage enterprise) (the Company) was formed on November 5, 2008 in the State of Florida. The Company's activities to date have been primarily directed towards the raising of capital, monitoring its patent pending application and acquiring intellectual properties.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company
-------------------------------------------------

         The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception.

Accounting Method
-----------------

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year ended on December 31.

Income Taxes
------------

         The Company accounts for income taxes as outlined in the Accounting Standards Codification ("ASC") 740 "Income Taxes", which was previously the Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2009.

Cash Equivalents
----------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH SEPTEMBER 30, 2009

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

Impairment of Long-Lived Assets
-------------------------------

         In accordance with Accounting Standards Codification ("ASC") 360-10-05-4 "Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets", which was previously SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Basic Loss Per Common Share
---------------------------

         Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period. There are no dilutive securities at September 30, 2009 for purposes of computing fully diluted earnings per share.

Dividends
---------

         The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Share-Based Payments
--------------------

         The Company adopted Accounting Standards Codification ("ASC") 718 "Compensation - Stock Compensation", which was previously Statement of Financial Accounting standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", which the company previously followed in accounting for stock-base awards. In March 2005, the SEC issued Staff Bulletin No. 107("SAB No. 107"), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

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

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Recent Authoritative Accounting Pronouncements
----------------------------------------------

Recent Accounting Literature
FASB Accounting Standards Codification
(Accounting Standards Update ("ASU") 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
-----------------

(Included in Accounting Standards Codification ("ASC") 855 "Subsequent Events", previously SFAS No. 165 "Subsequent Events")

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued ("subsequent events"). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company's financial statements. The Company evaluated for subsequent events through the issuance date of the Company's financial statements. No recognized or non-recognized subsequent events were noted.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Determination of the Useful Life of Intangible Assets
-----------------------------------------------------

(Included in ASC 350 "Intangibles -- Goodwill and Other", previously FSP SFAS No. 142-3 "Determination of the Useful Lives of Intangible Assets")

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company's financial statements.

Noncontrolling Interests
------------------------

(Included in ASC 810 "Consolidation", previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51")

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders' equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading "net income attributable to noncontrolling interests." The adoption of SFAS No. 160 did not have any other material impact on the Company's financial statements.

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Consolidation of Variable Interest Entities - Amended
-----------------------------------------------------

(To be included in ASC 810 "Consolidation", SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)")

SFAS No. 167 amends FASB Interpretation No. 46(R) "Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include:
(1) the elimination of the exemption for qualifying special purpose entities,
(2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company's financial statements.

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

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 4 INCOME TAXES-CONT'D

         There is no provision for income taxes due to continuing losses. At September 30, 2009, the Company has net operating loss carryforwards for tax purposes of approximately $69,000, which expire through 2029. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

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

         At September 30, 2009, the company had a note payable to Steven Adelstein of $45,000 representing the consulting services provided by him from January 1, 2009 thru September 30, 2009. The company renegotiated this note whereby the principle amount of the note would be reduced for $15,750 for issuance of common shares in the company's Form S-1 offering as of August 31, 2009. Accordingly, Mr. Adelstein and/or assigns were issued 525,000 common shares at the offering price of $0.03 per share. At September 30, Mr. Adelstein was owed $29,250 pursuant to the terms of the note.

         Mr. Adelstein is the husband of Judith Adelstein, a shareholder that has 8.3% ownership of common shares at September 30, 2009. Mr. Adelstein was paid for consulting services $1,688 for the year ending December 31, 2008 by the issuance of 1,687,500 common shares of the Company.

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

                               ECOLIVEGREEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 6 PURCHASE AGREEMENT FOR INTELLECTUAL PROPERTY (3 pending patents).

         On November 10, 2008, the company entered into agreement to acquire the intellectual properties of three (3) pending patents in the specific area of fluorescent bulbs for $6,862. This agreement was entered into the same three (3) officers and directors that are the present officers and directors of our company. We issued a total of 6,862,500 shares for the intellectual properties of these three (3) pending patents.

NOTE 7 INTELLECTURAL PROPERTIES

         The Company purchased on November 10, 2008, from an entity owned by it's three(3) officers and directors, all rights title and interest to three(3) pending patents as filed with the Patent Office of the United States. The pending 3 patents are in the specific field of commercial lighting technology which is energy saving and environmentally friendly. We paid $6,862 for these intellectual rights for the consideration of the issuance of 6,862,500 common shares at $0.001 per share. Since these patents are pending, we have no assurances that they will be approved and even upon approval, that they will become economically viable. It is the company's policy to amortize its intellectual property over an anticipated three (3) year life once the patent has been approved by the United States Patent Office. In the event the patent is denied, the company's policy is to expense any and all capitalized items relating to the patent immediately for financial purposes.

NOTE 8 SALE OF SECURITIES

         In February, 2009, the company sold 450,000 common shares to one (1) investor for $0.025 per share for a total of $11,250. These funds ($11,250) were used to pay legal fees associated with our patent attorney. Additionally, the investor was issued an option for 450,000 shares until December 31, 2012 at $0.05 per share.

         For the 3 months ending September 30, 2009, the company sold 830,000 common shares to 47 investors including 4 minors in accordance with the company's Form S-1 offering that became effective March 10, 2009 with the Securities and Exchange Commission.

NOTE 9 COMMON SHARE OFFERING

         The company filed a registration Form S-1 with the Securities and Exchange Commission and became effective on March 10, 2009. The company commenced the sale of securities as filed in Form S-1 in July, 2009 and closed out the offering at August 31, 2009. Of the total offering of 3,000,000 shares, the company sold 830,000 shares for cash ($9,150) and services ($15,750) at $0.03 per common share for a total of $24,900.

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

From inception to September 30, 2009, the company's business operations have primarily been focused on developing our business plan and market research.

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

We incurred operating expenses of ($19,870) for the three months ended September 30, 2009. These expenses consisted of administrative ($500), consulting fees ($17,870), legal and accounting ($1,500). Our net losses from inception through September 30, 2009 were ($69,361). Cash provided by financing activities for the period from inception through September 30, 2009 was $49,650.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At September 30, 2009 our cash in the bank was $6,900.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Officers in connection with the review of our financial statements as of September 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

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


                                        ECOLIVEGREEN CORP.
                                        (Registrant)


November 12, 2009                       By: /s/ Len Bryan
                                        -----------------
                                        Len Bryan, President, Director,
                                        Principal Executive Officer


November 12, 2009                       By: /s/ Alfred Tracy III
                                        ------------------------
                                        Alfred Tracy III,
                                        Principal Financial Officer