Form 10-K
period 2009-12-31
Ecolivegreen Corp
filed 2010-04-08
CIK 1452920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2009

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                       Commission file number: 333-157459
                                               ----------

                               ECOLIVEGREEN CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

            Florida                                              26-3941151
            -------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              7076 Spyglass Avenue
                               Parkland, FL 33076
                              --------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (954) 599-3672
                                                           --------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, Par Value $.001
                          -----------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

|_| Large accelerated filer                        |_| Accelerated filer
|_| Non-accelerated filer                          |X| Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the registrant's Common Stock held by non-affiliates was $64,725, based on the price of a share of Common Stock of $0.03 per common share on March 10, 2010, which was sold in the registrant's initial public offering. Shares of Common Stock known by the registrant to be beneficially owned as of March 10, 2010 by the registrant's directors and the registrant's executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At March 10, 2010, there were 9,830,000 shares of the registrant's Common Stock issued and outstanding.

                               EcoLiveGreen, Corp.

                                    FORM 10-K

                   For The Fiscal Year Ended December 31, 2009

                                      INDEX
________________________________________________________________________________

PART I
Item 1.  Business ..........................................................   3
Item 1A. Risk Factors ......................................................   5
Item 1B. Unresolved Staff Comments .........................................   5
Item 2.  Properties ........................................................   5
Item 3.  Legal Proceedings .................................................   5
Item 4.  Submission of Matters to a Vote of Security Holders ...............   5

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters,
          and Issuer Purchases of Equity Securities ........................   5
Item 6.  Selected Financial Data ...........................................   8
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................   9
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ........  15
Item 8.  Financial Statements and Supplementary Data .......................  16
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure .............................................  29
Item 9A. Controls and Procedures ...........................................  29
Item 9B. Other Information .................................................  30

PART III
Item 10. Directors, Executive Officers and Corporate Governance ............  30
Item 11. Executive Compensation ............................................  33
Item 12. Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters ......................................  36
Item 13. Certain Relationships and Related Transactions, and Director
          Independence .....................................................  38
Item 14. Principal Accounting Fees and Services ............................  39

PART IV
Item 15. Exhibits and Financial Statement Schedules ........................  39
         Signatures ........................................................  40
         Index to Exhibits .................................................  41


                                EXPLANATORY NOTES

In this Annual Report on Form 10-K, EcoLiveGreen Corp. is sometimes referred to as the "Company", "we", "our" or "EcoLiveGreen" and U.S. Securities and Exchange Commission is sometimes referred to as the "SEC".
________________________________________________________________________________

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

ECOLIVEGREEN CORP. ("ELG CORP.") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. We currently own three (3) patents pending which claim a commercial lighting technology which is energy saving and environmentally friendly. The patent pending commercial lighting technology is designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers.

We commenced our initial public offering on March 10, 2009, pursuant to that certain Registration Statement on Form S-1 (Commission File No. 333-157495), which was declared effective by the Securities and Exchange Commission on that date. We registered 3,000,000 shares of Common Stock for sale by the Company for an aggregate offering price of $90,000. We sold 830,000 shares of Common Stock in the offering. The offering provided proceeds to us in the amount of $24,900.

As of December 31, 2009, we had an accumulated deficit of $96,423. Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

Our principal executive office is located at 7076 Spyglass Avenue, Parkland, FL 33076. Our telephone number is (954) 599-3672. We were incorporated under the laws of the State of Florida on November 5, 2008.

COMPANY DESCRIPTION

We seek to acquire, develop and market environmentally efficient products. We currently own three (3) patents pending which claim a commercial lighting technology which is energy saving and environmentally friendly. The patent pending commercial lighting technology is designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers. The primary advantages of our drop ceiling troffer replacements are the following:

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

From inception (November 5, 2008) to December 31, 2009, the company's business operations have primarily been focused on developing our business plan and market research.

PATENTS AND INTELLECTUAL PROPERTY

We intend to seek patent protection for our product candidates. We believe that patent protection will be important to brand name recognition and other product candidates.

COMPETITION

The market for environmentally safe products and direct sales consultants is large and intensely competitive. We compete directly with direct selling organizations and companies that manufacture environmentally safe products. Many of the Company's competitors have much greater name recognition and financial resources than the Company. In addition, environmentally safe products can be purchased in a wide variety of channels of distribution. We compete with other organizations and environmentally safe product companies, some of which have a longer operating history and higher visibility, name recognition, and financial resources.

EMPLOYEES

As of March 10, 2010, we had no employees.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our executive offices are located at 7076 Spyglass Avenue, Parkland, FL 33076. We occupy approximately 200 square feet of office space, which we currently occupy rent-free.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has not been approved for quotation on any Exchange. While we anticipate that a public trading market for our shares of common stock will develop, a public trading market for our shares of Common Stock has not yet commenced and no shares of our common stock have been traded. There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity. On March 10, 2010, there were 41 registered holders of our common stock.

DIVIDENDS

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a summary of transactions by us from November 5, 2008, which is our inception, through March 10, 2010 involving sales of our securities that were not registered under the Securities Act. Each offer and sale was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated under Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The purchasers were "accredited investors," officers, directors or employees of the registrant or known to the registrant and its management through pre-existing business relationships, family, friends and employees. All purchasers were provided access to all material information which they requested, and all information necessary to verify such information and were afforded access to management of the registrant in connection with their purchases. All holders of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

On November 8, 2008, the Company issued 6,862,500 shares of common stock for the purchase of all rights, title and interest into the patent pending application for the commercial lighting technology designed for commercial and residential buildings to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers. The value of the purchase was determined to be the cost to create the patent application, which was $6,862. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On December 10, 2008, the Company issued 1,687,500 shares of common stock to an independent consultant for services rendered in the amount of $1,688. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

In February, 2009, the Company issued 450,000 shares of common stock for $0.025 per share to an investor for cash in the amount of $11,250. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Directors Share Issuances
-------------------------

None.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

On March 10, 2009, we commenced an initial public offering of 3,000,000 shares of our Common Stock pursuant to our Form S-1 Registration Statement ( No. 333-157495), which was declared effective by the SEC on such date. Of the 3,000,000 shares of Common Stock that were offered, 830,000 shares were sold at an offering price of $0.03 per share and generated gross proceeds of $24,900. Such offering was made directly to the public by us without the assistance of any underwriters, brokers or dealers. The proceeds of the offering in the amount of $24,900 and have been used by us in the business, as of December 31, 2009, as follows:

         Legal fees and expenses ........................       $ 3,182
         Accounting fees and expenses ...................         2,000
         Consulting Fees ................................        15,750
         Miscellaneous ..................................         1,500
         Cash in Bank at December 31, 2009 ..............         2,468
                                                                -------
                Total ...................................       $24,900
                                                                =======

ITEM 6.  SELECTED FINANCIAL DATA.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2009 and the period from November 5, 2008 (inception) to December 31, 2008, together with the notes to these financial statements; (ii) and the sections of this report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere herein or filed with the SEC. Our historical results are not necessarily indicative of the results we may achieve in any future period.

                                                            Period from    Period from
                                                            November 5,    November 5,
                                                               2008           2008
                                                            (inception)    (inception)
                                              Year Ended      through        through
                                             December 31,   December 31,   December 31,
Consolidated Statement of Operations Data:      2009           2008           2009
------------------------------------------   -----------    -----------    -----------
Revenue ..................................   $         -    $         -    $         -
Cost of Goods Sold .......................             -              -              -
Gross Profit .............................             -              -              -

Expenses:
Depreciation and Amortization ............             -
General and administrative ...............        78,985         17,438         96,423

Total expenses ...........................        78,985         17,438         96,423
                                             -----------    -----------    -----------

Net (loss) ...............................   $   (78,985)   $   (17,438)   $   (96,423)

Basic and diluted net (loss) per share ...        (0.009)        (0.002)             -
Weighted average number of common shares
Outstanding ..............................     9,201,667      8,550,000              -

                                                      As of            As of
                                                   December 31,     December 31,
Consolidated Balance Sheet Data:                       2009             2009
----------------------------------------------     ------------     ------------

Cash and cash equivalents ....................       $  2,468        $      -
Working capital (deficit) ....................        (14,335)        (15,750)
Total assets .................................          9,330           6,862
Total long-term liabilities ..................         44,250               -
Total liabilities ............................         61,053          15,750
Total shareholders' equity/(deficit) .........        (51,723)         (8,888)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced.

The statements in this report include forward-looking statements. These forward-looking statements are based on our management's current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as "may", "will", "believes", "anticipates", "estimates", "expects", "continues", "should", "seeks", "intends", "plans", and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the "Liquidity and Capital Resources" section under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

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

Our business strategy is to provide quality products in the environmentally safe areas and operate at a profit. Our primary focus over the next twelve (12) months will be to concentrate our efforts on obtaining approval of our patent pending applications and developing and/or acquiring other product candidates to bring to the marketplace.

GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with no revenues to date, has used cash flows in operations of $68,482 from inception of November 5, 2008 to December 31, 2009 and has an accumulated deficit of $96,423 through December 31, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates these estimates and assumptions, including but not limited to those related to revenue recognition and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

STOCK COMPENSATION

The Company adopted SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements' and No. 104, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts received in advance for subscription services, are deferred and recognized as revenue over the subscription term.

OUTLOOK

The most important metric by which we judge the Company's performance now and in the near term is top line sales growth. Our current commitment to develop and deliver quality products means that, for the near future, bottom line profitability will be a poor indicator of our success. We do not expect our development investment rate to decline meaningfully in the near future. Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Our primary developmental and operational challenge is to increase the amount of products we can offer and the amount of products can produce and make available for sale.

REVENUES

As our revenues increase, we plan to continue to invest in marketing and sales by increasing the number of direct sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars. We do not expect our revenues to increase significantly until the latter part of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current chief executive officer, president, secretary and treasurer have foregone their full salary payments during the initial stages of the business, we believe in the 2010 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

SUMMARY OF CONDENSED RESULTS OF OPERATIONS

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2008

Revenues. The Company's revenues for the year ended December 31, 2009 were $0. The Company's revenues for the period from November 5, 2008 (inception) to December 31, 2008 were $0. No revenues occurred for 2009 and 2008, because no there were no product sales.

Cost of Revenues. The Company's cost of revenues for the year ended December 31, 2009 and for the period from November 5, 2008 (inception) to December 31, 2008 were $0. No costs of revenues occurred in 2009 and 2008, because no there were no product sales.

Gross Profit/Loss. The Company's gross profit/loss for the year ended December 31, 2009 and for the period from November 5, 2008 (inception) to December 31, 2008 was $0. No gross profit resulted in the 2009 and 2008, because no there were no product sales.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2009 were $78,985 compared to $17,438 for the period from November 5, 2008 (inception) to December 31, 2008. General and administrative expenses consisted primarily of professional service and consulting fees associated with the Company's patent pending applications. The increase in administrative expenses from the 2009 period compared to 2008 period was due to an increase in the payment of professional and consulting service fees.

Net Loss. Net loss for the year ended December 31, 2009 was $(78,985) as compared to $(17,438) for the period from November 5, 2008 (inception) to December 31, 2008. The increase in the net loss from the 2009 period compared to 2008 period was due to an increase in the payment of professional and consulting service fees.

As of the year ended December 31, 2009, we had an accumulated deficit of $(96,423).

IMPACT OF INFLATION

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

LIQUIDITY AND CAPITAL RESOURCES

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded through its initial public offering, consultants and related parties.

As of December 31, 2009, total current assets were $2,468 which consisted of cash. As of December 31, 2008, total current assets were $0.

As of December 31, 2009, total current liabilities were $16,803, which consisted of $12,503 of accrued expenses and $4,300 of advances from related parties. As of December 31, 2008, total current liabilities were $15,750, which consisted of $9,750 of accounts payable and $6,000 of accrued expenses. We had negative net working capital of $(14,335) as of December 31, 2009, compared to negative net working capital of ($15,750) as of December 31, 2008.

During the year ended December 31, 2009, operating activities used cash of $66,482 as compared to the period from November 5, 2008 (inception) to December 31, 2008, where we used cash of $0 in operating activities. The cash used by operating activities for the year ended December 31, 2009 and the period from November 5, 2008 (inception) to December 31, 2008 was due primarily to general and administrative expenses.

For the year ended December 31, 2009, we had a net increase in cash of $2,468 as compared to $0 cash for the period from November 5, 2008 (inception) to December 31, 2008. Cash flows from financing activities represented the Company's principal source of cash since November 5, 2008 (inception) through December 31, 2009.

MATERIAL COMMITMENTS

We entered into a consulting agreement for a total amount of $60,000 for services rendered from January 1, 2009 through December 31, 2009. Accordingly, the total amount has been expensed for the year ended December 31, 2009. There were no other material commitments during the year ended December 31, 2009 and the period from November 5, 2008 (inception) to December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements or any anticipate entering into any off-balance arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

CASH AND CASH EQUIVALENTS

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INVENTORIES

Inventories are valued at the lower of cost or market on a first-in, first-out
(FIFO) basis, and include finished goods.

REVENUE RECOGNITION

We recognize revenue when:

   o  Persuasive evidence of an arrangement exists;

   o  Shipment has occurred;

   o  Price is fixed or determinable; and

   o  Collectibility is reasonably assured.

EARNINGS (LOSS) PER SHARE

We compute earnings per share in accordance with the Accounting Standards Codification ("ASC") 260 "Earnings per Share" which was previously Statement of Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"). Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period from November 5, 2008 (inception) through December 31, 2008 and the year ended December 31, 2009.

INTANGIBLE ASSETS

Intangible assets are recorded at cost. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the years ended December 31, 2009 and the period from November 5, 2008 (inception) through December 31, 2009.

INCOME TAXES

The Company accounts for income taxes as outlined in ASC 740 "Income Taxes", which was previously Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

SHARE BASED PAYMENTS
(INCLUDED IN ASC 718 "COMPENSATION-STOCK COMPENSATION")

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

Effective November 5, 2008, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

RECENT ACCOUNTING PRONOUNCEMENTS

The company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not subject to risks related to foreign currency exchange rate fluctuations. Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                         LAKE & ASSOCIATES CPA'S

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of EcoLiveGreen Corp.

We have audited the accompanying balance sheet of EcoLIveGreen Corp. (a development stage enterprise)(the "Company") as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended, and for the period November 5, 2008 (inception) through December 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoLiveGreen Corp. (a Florida corporation) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period November 5, 2008 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 1, the Company has been in the development stage since its inception (November 5, 2008) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA's LLC
Lake & Associates CPA's LLC
Boca Raton, Florida
March 16, 2010

1905 Wright Boulevard                              20283 State Road 7, Suite 300
Schaumburg, IL 60193                                   Boca Raton, Florida 33498

Phone: 847-524-0800                                          Phone: 561.982.9874
Fax: 847-524-1655                                              Fax: 561.982.7985

                               EcoLiveGreen Corp.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                    (Audited)

                                     ASSETS
                                                             2009        2008
                                                           --------    --------
CURRENT ASSETS
  Cash .................................................   $  2,468    $      -
                                                           --------    --------
    TOTAL CURRENT ASSETS ...............................      2,468           -

OTHER ASSETS
  Intellectual Assets ..................................      6,862       6,862
                                                           --------    --------
    TOTAL OTHER ASSETS .................................      6,862       6,862

TOTAL ASSETS ...........................................   $  9,330    $  6,862
                                                           ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable .....................................   $      -    $  9,750
  Accrued Liabilities ..................................     12,503       6,000
  Advances from Related Parties ........................      4,300           -
                                                           --------    --------
    TOTAL CURRENT LIABILITIES ..........................     16,803      15,750

LONG TERM LIABILITIES
  Note Payable-Consultant ..............................     44,250           -
                                                           --------    --------
    TOTAL LONG TERM LIABILITIES ........................     44,250           -
                                                           --------    --------

TOTAL LIABILITIES ......................................     61,053      15,750

STOCKHOLDERS' EQUITY/(DEFICIT)
  Common stock:  par value $.001;
    100,000,000 shares authorized;
    9,830,000 at December 31, 2009 and 8,550,000 at
    December 31, 2008 issued and outstanding ...........      9,830       8,550
  Additional paid in capital ...........................     34,870           -
  Deficit accumulated during the development stage .....    (96,423)    (17,438)
                                                           --------    --------
    TOTAL STOCKHOLDERS' EQUITY/(DEFICIT) ...............    (51,723)     (8,888)
                                                           --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT) ...   $  9,330    $  6,862
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                                     EcoLiveGreen Corp.
                                (A Development Stage Company)
                                   STATEMENT OF OPERATIONS
             For the Period November 5, 2008 (inception) thru December 31, 2009
                                                                   For the       Cumulative
                                                                 period from    Amount from
                                                                 November 5,    November 5,
                                                                     2008           2008
                                                    For the      (inception)    (inception)
                                                   year ended         to             to
                                                  December 31,   December 31,   December 31,
                                                      2009           2008           2009
                                                  -----------    -----------    -----------
REVENUES
  Sales .......................................   $         -    $         -    $         -
  Cost of Sales ...............................             -              -              -
                                                  -----------    -----------    -----------

Gross Profit ..................................             -              -              -

OPERATING EXPENSES
  Administrative and General ..................         2,053              -          2,053
  Legal and Accounting ........................         9,000         15,750         24,750
  Consulting ..................................        67,932          1,688         69,620
                                                  -----------    -----------    -----------

    TOTAL OPERATING EXPENSES ..................        78,985         17,438         96,423

LOSS FROM OPERATIONS ..........................       (78,985)       (17,438)       (96,423)
                                                  -----------    -----------    -----------

OTHER INCOME ..................................             -              -              -
                                                  -----------    -----------    -----------

    TOTAL OTHER INCOME ........................             -              -              -

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES       (78,985)       (17,438)       (96,423)
                                                  -----------    -----------    -----------

PROVISION FOR INCOME TAXES ....................             -              -              -
                                                  -----------    -----------    -----------

NET INCOME (LOSS) .............................   $   (78,985)   $   (17,438)   $   (96,423)
                                                  ===========    ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE ..........        (0.009)        (0.002)             -

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .     9,201,667      8,550,000              -

**  Less than .01

         The accompanying notes are an integral part of these financial statements.

                                             18

                                                EcoLiveGreen Corp.
                                           (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        For the Period November 5, 2008 (inception) thru December 31, 2009
                                              Common Stock            Additional     Retained          Total
Par Value of $0.001                                                    Paid-in       Earnings      Stockholders'
                                          Shares         Amount        Capital       (Deficit)    Equity/(Deficit)
----------------------------------      ---------      ---------      ----------     ---------    ----------------
Balance at November 5, 2008
 (date of inception) .............              -      $       -      $       -      $       -       $       -
Common stock issued for patent ...      6,862,500          6,862              -              -           6,862
Common stock issued for
 consulting services .............      1,687,500          1,688              -              -           1,688
Net loss for the period ..........              -              -              -        (17,438)        (17,438)
                                        ---------      ---------      ---------      ---------       ---------
  Balance December 31, 2008 ......      8,550,000          8,550              -        (17,438)         (8,888)

Common stock issued in
 February 2009 for cash ..........        450,000            450         10,800              -          11,250

Common stock issued in August 2009
 for cash and services in offering        830,000            830         24,070              -          24,900

Net loss for the period ..........              -              -              -        (78,985)        (78,985)
                                        ---------      ---------      ---------      ---------       ---------

  Balance December 31, 2009 ......      9,830,000      $   9,830      $  34,870      $ (96,423)      $ (51,723)
                                        =========      =========      =========      =========       =========

                    The accompanying notes are an integral part of these financial statements.

                                                        19

                                        EcoLiveGreen Corp.
                                   (A Development Stage Company)
                                      STATEMENT OF CASH FLOWS
                For the Period November 5, 2008 (inception) thru December 31, 2009
                                                                         For the       Cumulative
                                                                       period from    Amount from
                                                                       November 5,    November 5,
                                                                           2008           2008
                                                          For the      (inception)    (inception)
                                                         year ended         to             to
                                                        December 31,   December 31,   December 31,
                                                            2009           2008           2009
                                                        ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) ................................      $(78,985)      $(17,438)      $(96,423)
  Adjustments to reconcile net loss to net
   cash used in operations:
  Issuance of common stock for services ............        15,750          1,688         17,438
  Forgiveness of shareholder payable
  Changes in operating liabilities and assets:
    Accounts payable ...............................        (9,750)         9,750              -
    Accrued liabilities ............................         6,503          6,000         12,503
    Acquisition of intellectual property ...........             -              -              -
                                                          --------       --------       --------


NET CASH USED IN OPERATING ACTIVITIES ..............       (66,482)             -        (66,482)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in advances from related parties ........         4,300              -          4,300
  Increase in notes payable-consultant .............        44,250              -         44,250
  Issuance of common stock .........................        20,400              -         20,400
                                                          --------       --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........        68,950              -         68,950
                                                          --------       --------       --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         2,468              -          2,468

CASH AND CASH EQUIVALENTS
  Beginning of Period ..............................             -              -              -
                                                          --------       --------       --------
  End of Period ....................................      $  2,468       $      -       $  2,468
                                                          ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest ...........................      $      -       $      -       $      -
                                                          --------       --------       --------
  Cash paid for income taxes .......................      $      -       $      -       $      -
                                                          --------       --------       --------
  Issuance of stock for patents ....................      $      -       $  6,862       $  6,862
                                                          --------       --------       --------

            The accompanying notes are an integral part of these financial statements.

                                                20

                               ECOLIVEGREEN, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND DECEMBER 31, 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business
-----------------------

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

Our principal executive office is located at 7076 Spyglass Avenue, Parkland, FL 33076. Our telephone number is (954) 599-3672. Our fiscal year ends on December 31st.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared by the Company. The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's Plan to Continue as a Going Concern
------------------------------------------------

The Company has met its historical working capital requirements from the sale of its capital shares and loans from related parties. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include obtaining capital from the sale of its securities, and loans from related parties and consultants. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

                               ECOLIVEGREEN, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND DECEMBER 31, 2008

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Development Stage Risk
----------------------

The Company has earned minimal revenues from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception

Since its inception, the Company has been dependent upon the receipt of capital investment and loans to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories
-----------

Inventories are valued at the lower of cost or market on a first-in, first-out
(FIFO) basis, and include finished goods.

                               ECOLIVEGREEN, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND DECEMBER 31, 2008

Equipment
---------

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of five years.

Revenue Recognition
-------------------

The Company recognizes revenue when:

   o  Persuasive evidence of an arrangement exists;

   o  Shipment has occurred;

   o  Price is fixed or determinable; and

   o  Collectability is reasonably assured.

The Company closely follows the provisions of ASC 605, "Revenue Recognition", which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the periods from November 5, 2008 (inception) to December 31, 2008 and January 1, 2009 to December 31, 2009, respectively, the Company recognized no revenues.

Earnings (Loss) Per Share
-------------------------

The Company computes earnings per share in accordance with ASC 260, "Earnings Per Share", which was previously Statement of Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period.

Intangible Assets
-----------------

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the period from November 5, 2008 (inception) to December 31, 2009.

                               ECOLIVEGREEN, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND DECEMBER 31, 2008

Income Taxes
------------

The Company accounts for income taxes as outlined in ASC 740, "Income Taxes", which was previously Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments
-----------------------------------

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

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

Share Based Payments
--------------------
(included in ASC 718 "Compensation-Stock Compensation")

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) is now included in ASC 718 "Compensation - Stock Compensation." Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

                               ECOLIVEGREEN, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND DECEMBER 31, 2008

Effective for the year ended December 31, 2008, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB
107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Recently Issued Accounting Pronouncements
-----------------------------------------

The company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events
-----------------

We evaluated subsequent events through the date and time our financial statements were issued on March 16, 2010.

NOTE 3 - EQUITY TRANSACTIONS

On November 8, 2008, the Company issued 6,862,500 shares of common stock for the purchase of all rights, title and interest into the patent pending application for the commercial lighting technology designed for commercial and residential buildings to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers. The value of the purchase was determined to be the cost to create the patent application, which was $6,862.

On December 10, 2008, the Company issued 1,687,500 shares of common stock to an independent consultant for services rendered in the amount of $1,688.

In February, 2009, the Company issued 450,000 shares of common stock for $0.025 per share to an investor for cash in the amount of $11,250.

In August, 2009, the Company issued 830,000 shares of common stock for $0.03 per share to various investors for cash and consideration of $24,900.

NOTE 4 - OPTIONS AND WARRANTS OUTSTANDING

In February, 2009, the company sold 450,000 common shares to one (1) investor for $0.025 per share for a total of $11,250. This investor also received an option to acquire 450,000 common shares at $0.05 per share expiring December 31, 2012.

                               ECOLIVEGREEN, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND DECEMBER 31, 2008

NOTE 5 - INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes", which was previously Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

                                                    December 31,    December 31,
                                                        2009            2008
                                                    ------------    ------------
Income tax expense (asset) at statutory rate ..       $(26,855)       $ (5,929)
Valuation allowance ...........................         26,855           5,929
                                                      --------        --------

Income tax expense per books ..................       $      0        $      0
                                                      ========        ========

Net deferred tax assets consist of the following components as of:

                                                    December 31,    December 31,
                                                        2009            2008
                                                    ------------    ------------
NOL Carryover .................................       $ 78,985        $ 17,438
Valuation allowance ...........................        (78,985)        (17,438)
                                                      --------        --------

Net deferred tax asset ........................       $      0        $      0
                                                      ========        ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the year ended December 31, 2009 and the period from November 5, 2008 (inception) to December 31, 2008, were $78,985 and 17,438, respectively, which expire through 2029, and for federal income tax reporting purposes are subject to annual limitations. Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

                               ECOLIVEGREEN, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND DECEMBER 31, 2008

NOTE 6 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2009 and December 31, 2008, respectively, the Company had no amounts in excess of FDIC insured limit.

NOTE 7 - INTELLECTUAL PROPERTY AGREEMENT

The Company purchased on November 10, 2008, from an entity owned by its three
(3) officers and directors, all rights title and interest to three (3) pending patents as filed with the Patent Office of the United States. The pending 3 patents are in the specific field of commercial lighting technology which is energy saving and environmentally friendly. We paid $6,862 for these intellectual rights for the consideration of the issuance of 6,862,500 common shares at $0.001 per share. Since these patents are pending, we have no assurances that they will be approved and even upon approval, they will become economically viable. It is the Company's policy to amortize its intellectual property over an anticipated three (3) year life once the patent has been approved by the United States Patent Office. In the event the patent is denied, the Company's policy is to expense any and all capitalized items relating to the patent immediately for financial purposes.

NOTE 8 - RELATED PARTY TRANSACTIONS

On November 10, 2008, the company entered into agreement to acquire the intellectual properties of three (3) pending patents in the specific area of fluorescent bulbs for $6,862. This agreement was entered into the same three (3) officers and directors that are the present officers and directors of our company. We issued a total of 6,862,500 shares for the intellectual properties of these three (3) pending patents rather than the payment of cash or equivalent as provided within said agreement.

On December 10, 2008, the company entered into an agreement with Steven Adelstein, its independent consultant, for the amount of $60,000. This amount ($60,000) represents consulting services to be rendered from January 1, 2009 until December 31, 2009 in equal monthly installments. Under the terms and conditions of the agreement, the Company will be advanced cash and cash equivalents as required to pay for filing expenses including filing fees with the Securities and Exchange Commission, audit fees for the audited financials as of December 31, 200 8, and certain defined operating expenses.

The balance is for consulting services provided from time to time by Mr. Adelstein as defined in said agreement. The total amount of $60,000 shall be in the form of a note commencing to accrue interest at January 1, 2010, at 7.2%, having both interest and principal payable with a balloon payment on December 31, 2012. The note is convertible into common shares at $0.05 per share at the discretion of note holder until December 31, 2012. There shall not be any pre-payment penalties and interest shall be compounded annually. The amount outstanding at December 31, 2009 is $44,250. Mr. Adelstein agreed to purchase an additional 525,000 common shares in February, 2009 at $0.03 per share for a total of $15,750 therefore reducing his note by $15,750.

                               ECOLIVEGREEN, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND DECEMBER 31, 2008


Mr. Adelstein is the husband of Judith Adelstein, a shareholder at December 31, 2009 and 2008. Mr. Adelstein was paid for consulting services $1,688 for the year ending December 31, 2008 by the issuance of 1,687,500 common shares of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------------------

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

   o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

   o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

   o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company's internal control over financial reporting, as of December 31, 2009, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company's registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

/s/ Len Bryant
CEO, President and Treasurer

ITEM 9B. OTHER INFORMATION.

There exists no information required to be disclosed by us in a report on Form 8-K during the fourth quarter ended December 31, 2009, but not reported.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors will serve until his successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one
(1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name and Address                Age     Position(s)
-----------------               ---     -----------
Len Bryan                       53      President / Secretary / Director
5730 Golden Eagle Circle
Palm Beach Garden, FL 33418

Paul L. Culler                  71      Vice President / Director
346 Fairway North
Tequesta, FL 33469

Alfred H. Tracy III             47      Vice President / Chief Financial Officer
16178 Rosecroft Terrace                 / Director
Lady Lake, FL 32162

The persons named above have held their offices/positions since the inception of our company and is expected to hold their offices/positions until the next annual meeting of our stockholders.

TERM OF OFFICE

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

SIGNIFICANT EMPLOYEES

There are no significant employees other than our executive officers.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors intends to establish an audit committee, a compensation committee and a nominating and corporate governance committee. Our board may establish other committees from time to time to facilitate the management of our company; however, we have not yet established any such committees.

AUDIT COMMITTEE. Our audit committee will oversee a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including by (1) assisting our board in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor's qualifications and independence and the performance of our internal audit function and independent auditors, (2) appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audits, reviews or attest services, and (3) preparing the audit committee report that may be included in our annual proxy statement or annual report on Form 10-K. We will have at least three directors on our audit committee, each of whom will be independent under the requirements of the NASDAQ Capital Market, the Sarbanes-Oxley Act and the rules and regulations of the SEC. We have not yet formed our audit committee.

COMPENSATION COMMITTEE. Our compensation committee will review and recommend our policies relating to compensation and benefits for our executive officers and other significant employees, including reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluating the performance of our executive officers relative to goals and objectives, determining compensation for these executive officers based on these evaluations and overseeing the administration of our incentive compensation plans. The compensation committee will also prepare the compensation committee report that may be included in a subsequent annual report on Form 10-K. We will have at least two directors on our compensation committee, each of whom will be independent under the requirements of the NASDAQ Capital Market. We do not yet have a compensation committee.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. Our nominating and corporate governance committee will (1) identify, review and recommend nominees for election as directors, (2) advise our board of directors with respect to board composition, procedures and committees, (3) recommend directors to serve on each committee, (4) oversee the evaluation of our board of directors and our management, and (5) develop, review and recommend corporate governance guidelines and policies. We will have at least two directors on our nominating and corporate governance committee, each of whom will be independent under the requirements of the NASDAQ Capital Market. We do not yet have a nominating and corporate governance committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our board of directors does not have a compensation committee. Since inception, all of our executive compensation decisions have been made by our board of directors.

CODE OF ETHICS

Our board of directors has adopted a code of ethics on November 9, 2008 as filed with the Securities and Exchange Commission for our principal executive, senior financial officers and employees. This code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. We intend to disclose future amendments to provisions of our code of ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by law or regulation.

FAMILY RELATIONSHIPS

None.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

   1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

   2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

   3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

   4. being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file. With reference to transactions during the fiscal year ended December 31, 2009, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

PHILOSOPHY AND OBJECTIVES

For the period November 5, 2008 (inception) through December 31, 2009, all compensation decisions were made by our board of directors. There has been no compensation paid to officers and directors from inception through December 31, 2009. The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business. We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives. We intend to establish a compensation committee and future decisions regarding executive compensation will be the responsibility of that committee.

ELEMENTS OF EXECUTIVE COMPENSATION

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive's qualifications, experience, and scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.

Incentive cash bonuses. Our practice will be to seek to award incentive cash bonuses to our executive officers based upon their individual performance, as well as our overall business and strategic objectives. In determining the amount of cash bonuses paid to our named executive officers, we will consider the same four factors as in determining their base salaries. We have not paid any incentive cash bonuses since inception.

Long-term equity compensation. We believe that successful long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock and stock-based awards. We intend to establish equity incentive plans to provide our employees, including our named executive officers, with incentives to help align those employees' interests with the interests of our shareholders. We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a four or five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of stock-based awards will promote our overall executive compensation objectives and expect that equity incentives will continue to be a significant source of compensation for our executives. In determining amounts awarded to our named executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation. We have not issued any long-term equity compensation since our inception.

Other compensation. When we hire other executive officers, our executive officers will be eligible to receive the same benefits, including non-cash group life and health benefits that are available to all employees. We may offer a 401(k) plan to our employees, including our executive officers. This plan will permit employees to make contributions up to a statutory maximum and will permit us to make matching or profit-sharing contributions. To date, we have not offered a 401(k) plan or made, or committed to make, any matching or profit-sharing contributions under a 401(k) plan.

POLICIES RELATED TO COMPENSATION

Guidelines for equity awards. We have not formalized a policy as to the amount or timing of equity grants to Michel Lemoine, our sole executive officer. We expect, however, that the compensation committee will approve and adopt guidelines for equity awards. Among other things, we expect that the guidelines will specify procedures for equity awards to be made under various circumstances address the timing of equity awards in relation to the availability of information about us and provide procedures for grant information to be communicated to and tracked by our finance department. As of the date of this report, we have not established a finance department. We anticipate that the guidelines will require that any stock options or stock appreciation rights have an exercise or strike price not less than the fair market value of our common stock on the date of the grant.

Stock ownership guidelines. As of the date of this report, we have not established ownership guidelines for executive officers or the Board of Directors.

COMPLIANCE WITH SECTIONS 162(M) AND 409A OF THE INTERNAL REVENUE CODE

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers, unless such compensation qualifies as performance-based compensation. Among other things, in order to be deemed performance-based compensation for Section 162(m) purposes, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our shareholders. At least for the next several years, we expect the cash compensation paid to our sole executive officer and other executive officers, if any, to be below the threshold for non-deductibility provided in
Section 162(m), and our equity incentive plans will afford our compensation committee with the flexibility to make a variety of types of equity awards to our executive officers, the deductibility of which will not be limited under
Section 162(m). However, our compensation committee, which we expect to form, will fashion our future equity compensation awards. However, we do not now know whether any such awards will satisfy the requirements for deductibility under
Section 162(m).

We also currently intend for our executive compensation program to satisfy the requirements of Internal Revenue Code Section 409A, which addresses the tax treatment of certain nonqualified deferred compensation benefits.

EXECUTIVE COMPENSATION

We did not pay any salaries from inception (November 5, 2008) through December 31, 2009. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

                     REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of our sole director and officer for the period from inception through December 31, 2009.

NAME OF INDIVIDUAL     REMUNERATION WAS RECEIVED                          Amount
------------------     -------------------------                          ------
Len Bryan              President/Secretary/Director                          $ 0
Paul L. Culler         Vice President/Director                               $ 0
Alfred H. Tracy III    Vice President/Chief Financial Officer/Director       $ 0

We have no employment agreements with our Officers and Directors. We will not pay compensation to Directors for attendance at meetings. We will reimburse the Directors for reasonable expenses incurred during the course of their performance.

EMPLOYMENT AGREEMENTS

We have not entered into any employment agreements with our executive officers. Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

There were no potential payments or benefits payable to our named executive officer upon his termination of employment or in connection with a change in control.

GRANTS OF PLAN-BASED AWARDS IN 2009

We have not granted any plan-based awards to our executive officers, since our inception.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We did not have any outstanding equity awards to our named executive officer, as of December 31, 2009, our fiscal year-end.

OPTION EXERCISES AND STOCK VESTED IN 2009

Our executive officers did not have any outstanding options, nor did any unvested shares of stock vest, during fiscal year 2009. Our executive officers did not have any stock options or unvested shares of stock of the Company.

EQUITY INCENTIVE PLAN

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan. We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

DIRECTOR COMPENSATION

We do not pay fees to directors for attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 10, 2010, for: o each person or group known to us to beneficially own 5% or more of our common stock;

   o  each of our directors and director nominees;

   o  each of our named executive officers; and

   o  all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 7076 Spyglass Avenue, Parkland, FL 33076.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 10, 2010, through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner.

                                    Number of shares          Percentage of
Beneficial owner                    beneficially owned        shares outstanding
----------------------------        ------------------        ------------------

Len Bryan (1)                           2,287,500                    23%
5730 Golden Eagle Circle
Palm Beach Gardens, FL 33418

Paul L. Culler (1)                      2,287,500                    23%
346 Fairway North
Tequesta, FL 33469

Alfred H. Tracy III (1)                 2,287,500                    23%
16178 Rosecroft Terrace
Lady Lake, FL 32162

Judith Adelstein (2)                      810,000                     8%
7076 Spyglass Avenue
Parkland, FL  33076

All Officers and  (3)                   6,862,500                    70%
Directors as a Group
(3 person)
________________________________________________________________________________
(1) The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings.

(2) Judith Adelstein is the wife of Steven Adelstein, an independent consultant to the company and has provided consulting services.

(3) On March 10, 2010, there were 9,830,000 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED PARTY TRANSACTIONS

On November 10, 2008, the Company issued 6,862,500 shares of common stock for the purchase of all rights, title and interest into the patent pending application for the commercial lighting technology designed for commercial and residential buildings to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers. The value of the purchase was determined to be the cost to create the patent application, which was $6,862.

On December 10, 2008, the Company issued 1,687,500 shares of common stock to an independent consultant for services rendered in the amount of $1,688. Accordingly, 810,000 common shares were gifted to Judith Adelstein, the wife of Steven Adelstein.

POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS

We intend to adopt a written policy that requires any transaction, arrangement or relationship in which we will be a participant and the amount involved exceeds $120,000, and in which any of our directors, executive officers or shareholders owning at least 5% of any class of our voting securities, or any of their immediate family members or any entity in which any of the foregoing persons is employed or is a general partner or principal had or will have a direct or indirect material interest, to be submitted to our audit committee for review, consideration and approval. In the event that a proposed transaction with a related person involves an amount that is less than $120,000, the transaction will be subject to the review and approval of our Chief Executive Officer (or our Chief Financial Officer in the event our Chief Executive Officer, an immediate family member of the Chief Executive Officer, or an entity in which our Chief Executive Officer or a member of his immediate family is employed or is a general partner or principal is a party to such transaction). If the transaction is approved by our Chief Executive Officer or Chief Financial Officer, such officer will report the material terms of the transaction to our audit committee at its next meeting. The policy will provide for periodic monitoring of pending and ongoing transactions. In approving or rejecting the proposed transaction, our audit committee will consider the relevant facts and circumstances available to it, including, (1) the impact on a director's independence if the related person is a director or his or her family member or related entity, (2) the material terms of the proposed transaction, including the proposed aggregate value of the transaction, (3) the benefits to us, (4) the availability of other sources for comparable services or products (if applicable), and (5) an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to our employees generally. Our audit committee will approve only those transactions that the committee determines to be, in light of known circumstances, in, or not inconsistent with, our best interests and the best interest of our shareholders.

Annual Report on Form 10-K
--------------------------

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at The EcoLiveGreen, Corp, 7076 Spyglass Avenue, Parkland, FL 33076, or telephone (954) 599-3672.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us for principal accountant fees and services during the period from November 5, 2008 (inception) through December 31, 2008 and the year ended December 31, 2009.

                                                     2009           2008
All Other Fees ............................         ------         ------
Audit Fees ................................         $5,500         $3,500
Audit-Related Fees ........................              0              0
Tax Fees ..................................            375              0
All Other Fees ............................              -              -
                                                    ------         ------
Total Audit and Audit-Related Fees ........         $5,875         $3,500
                                                    ======         ======

ITEM 15. EXHIBITS.

(a) Exhibits

The following exhibits are filed with this report on Form 10-K:

EXHIBIT NO.  DESCRIPTION

3.1          Articles of Incorporation, as currently in effect *
3.2          Bylaws, as currently in effect *
4.1          Specimen common stock certificate *
10.1         Consulting Agreement with Independent Contractor *
10.2         Purchase Agreement with MAG-E-TECH, Inc. *
23.1         Consent of Lake & Associates CPA's, LLC (filed herewith)
31.1         302 Certification - Len Bryan (filed herewith)
31.2         302 Certification - Alfred H. Tracy III (filed herewith)
32.1         906 Certification - Len Bryan (filed herewith)
32.2         906 Certification - Alfred H. Tracy III (filed herewith)

* Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-157495) on March 5, 2008.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of April, 2010.

                                  ECOLIVEGREEN, CORP.


                                  By: /s/ Len Bryan
                                      -------------
                                      Len Bryan
                                      President and Secretary


                                  By: /s/ Alfred H. Tracy III
                                      -----------------------
                                      Alfred H. Tracy III
                                      Vice President and Chief Financial Officer

                               EcoLiveGreen, Corp.

                                Index to Exhibits

            Exhibit 23.1  Consent of Lake & Associates CPA's, LLC

            Exhibit 31.1  302 Certification - Len Bryan

            Exhibit 31.2  302 Certification - Alfred H. Tracy III

            Exhibit 32.1  906 Certification - Len Bryan

            Exhibit 32.2  906 Certification - Alfred H. Tracy III