Form 10-Q
period 2010-03-31
Ecolivegreen Corp
filed 2010-05-11
CIK 1452920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-157459

EcoLiveGreen Corp.

(Exact name of registrant as specified in its charter)

Florida	26-3941151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7076 Spyglass Avenue, Parkland, Florida	33076
(Address of principal executive offices)	(Zip Code)

(954) 599-3672

(Issuer’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer        ☐                                                                             Accelerated filer                             ☐

           Non-accelerated filer          ☐                                                                             Smaller reporting company           ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.001	9,830,000 shares

ECOLIVEGREEN CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and the cumulative period from November 5, 2008 (inception) through March 31, 2010	4

Condensed Statements of Cash Flows at March 31, 2010	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Part II Other Information	15

Item 1. Legal Proceeding.	15

Item 1A. Risk Factors.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults Upon Senior Securities.	15

Item 4. (Removed and Reserved).	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	Unaudited	Audited
	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and equivalents	$1,468	$2,468
Total Current Assets	1,468	2,468

OTHER ASSETS:
Intellectual assets, net	6,862	6,862

Total Assets	$8,330	$9,330

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$1,500	$—
Accrued expenses	1,903	12,503
Loans from related parties	14,400	4,300
Total Current Liabilities	17,803	16,803

LONG TERM LIABILITIES
Note Payable - Consultant	44,250	44,250
Accrued Interest Payable	797	—
TOTAL LONG TERM LIABILITIES	45,047	44,250

TOTAL LIABILITIES	62,850	61,053

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 100,000,000 shares authorized;
9,830,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	$9,830	$9,830
Additional paid in capital	34,870	34,870
Deficit accumulated during the development stage	(99,220)	(96,423)
Total Stockholders' Equity	(54,520)	(51,723)

Total Liabilities and Stockholders' Equity	$8,330	$9,330

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period November 5, 2005 (inception) through March 31, 2010

(Unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	Cumulative from November 5, 2008 (inception) through March 31, 2010

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	1,500	1,500	26,250
Consulting	—	15,000	69,620
General and Administrative	500	—	2,553

Total Operating Expenses	2,000	16,500	98,423

Operating Loss	(2,000)	(16,500)	(98,423)

Other income/expenses:
Interest expense	797	—	797
Total Other Income/ (Expenses)	—	—	—

Net (loss) before Income Taxes	(2,797)	(16,500)	(99,220)

Provision for Income Taxes	—	—	—

Net (loss)	$(2,797)	$(16,500)	$(99,220)

Basic and diluted net loss per common share	**	**

Weighted average number of common shares outstanding	9,830,000	8,700,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 5, 2008 (inception) through March 31, 2010

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	Cumulative from November 5, 2008 (inception) through March 31, 2010
OPERATING ACTIVITIES:
Net loss	$(2,797)	$(16,500)	$(99,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	—	—	17,438

Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	1,500	(9,750)	1,500
Increase/(Decrease) in accrued expenses	(10,600)	—	1,903

Net cash used in operating activities	(11,897)	(26,250)	(78,379)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	11,250	20,400
Increase in notes payable-consultant	—	15,000	44,250
Increase in accrued interest	797	—	797
Loans payable - related parties	10,100	—	14,400

Net cash provided by (used in) financing activities	10,897	26,250	79,847

NET INCREASE IN CASH	(1,000)	—	1,468

CASH BEGINNING BALANCE	2,468	—	—

CASH ENDING BALANCE	$1,468	$—	$1,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—
Issuance of stock for patents	$—	$—	$6,862

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2009 and 2008 and the period November 5, 2008 (Inception) through December 31, 2009  were filed on April 8, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 and for the period November 5, 2008 (Inception) through March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

NOTE 2 – DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

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

The primary advantages of our drop ceiling troffer replacements are the following:

•	Easy Installation
•	No required Licensed Technician for installation as they are lightweight and are simply placed into the drop ceiling where a ceiling tile is normally installed.
•	Actual connection via a low-voltage connector
•	Anticipated to have a life in access of three times (3x) longer than conventional fluorescent lamps.
•	Lamps are dimmable in two (2) ways, 1) automatically dim when ambient light is bright 2) Can be manually dimmed also

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

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

As of March 31, 2010, we had an accumulated deficit of $98,423.  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

Our principal executive office is located at 7076 Spyglass Avenue, Parkland, FL  33076.  Our telephone number is (954) 599-3672.  Our fiscal year ends on December 31.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company. The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from its independent consultant, Steven Adelstein.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Management’s plans to obtain such resources for the Company include obtaining capital from the sale of shares of shares of common stock of the Company and/or financing from independent third parties. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

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

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;
•	Shipment has occurred;
•	Price is fixed or determinable; and
•	Collectability is reasonably assured.

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 5, 2008 (inception) to March 31, 2010, the Company recognized no revenues.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance ASC 260 “Earnings Per Share” which was previously Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and  liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments

(included in ASC 718 “Compensation-Stock Compensation”)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R).

Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted 1on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

Effective commencing on the year ended December 31, 2008, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on May 3, 2010.

NOTE 4 – EQUITY TRANSACTIONS

On November 8, 2008, the Company issued 6,862,500 shares of common stock for the purchase of all rights, title and interest into the patent pending application for the commercial lighting technology designed for commercial and residential buildings to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers. The value of the purchase was determined to be the cost to create and develop the patent application, which was $6,862.

On December 10, 2008, the Company issued 1,687,500 shares of common stock to an independent consultant for services rendered in the amount of $1,688.

In February, 2009, the Company issued 450,000 shares of common stock for $0.025 per share to an investor for cash in the amount of $11,250.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

In August, 2009, the Company issued 830,000 shares of common stock for $0.03 per share to various investors for cash and consideration of $24,900.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On December 10, 2008, the company entered into an agreement with Steven Adelstein, its independent consultant, for the amount of $60,000. This amount ($60,000) represents consulting services to be rendered from January 1, 2009 until December 31, 2009 in equal monthly installments. Under the terms and conditions of the agreement, the Company will be advanced cash and cash equivalents as required to pay for filing expenses including filing fees with the Securities and Exchange Commission, audit fees for the audited financials as of December 31, 2008, and certain defined operating expenses.

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

Mr. Adelstein is the husband of Judith Adelstein, a shareholder at March 31, 2010.

From time to time, the company borrows funds from a shareholder of the company.  At March 31, 2010  and December 31, 2009, the company owed $14,400 and $4,300, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 8, 2010 with the Securities and Exchange Commission and are hereby referenced.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.

You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.

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

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $78,379 from inception of November 5, 2008 to March 31, 2010 and has an accumulated deficit of $99,220 through March 31, 2010.

This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Stock Compensation

(included in ASC 718 “Compensation-Stock Compensation”)

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

Revenue Recognition

(included in ASC 605 “Revenue Recognition”)

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Outlook

The most important metric by which we judge the Company’s performance now and in the near term is top line sales growth. Our current commitment to develop and deliver quality products means that, for the near future, bottom line profitability will be a poor indicator of our success. We do not expect our development investment rate to decline meaningfully in the near future. Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Our primary marketing challenge for the coming 12 months is to achieve market awareness and acceptance of our patent-pending application currently under development.

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.

As our revenues commence, we plan to continue to invest in marketing and sales by increasing the number of direct sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the third quarter of 2010 when our website has completed it’s beta testing and is available for customers. We do not expect our revenues to increase significantly until fourth quarter of 2010.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, vice president and chief financial officer have foregone full salary payments during the initial stages of the business, during 2010, we anticipate compensation to commence upon patent application or obtaining environmentally-safe products. In addition, we believe in the 2011 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended March 31, 2010 Compared to March 31, 2009

Revenues. The Company’s revenues for the three months ended March 31, 2010 and 2009 were $0.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended March 31, 2010 were $1,500 as compared to $1,500 for the three months ended March 31, 2009.  These expenses were a direct result of professional fees associated with the company’s filings required by the Securities and Exchange Commission.

Consulting. Consulting expenses for the three (3) months ended March 31, 2010 were $0 as compared to $15,000 for the three (3) months ended March 31, 2009. The decrease in consulting expenses was  a result of the then existing consulting agreement at $5,000 per month which expired December 31, 2009.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 were $500 compared to $0 for the three months ended March 31, 2009.  The increase in General and Administrative expenses were a result of the company’s current and normal operations during the three (3) months ended March 31, 2010.

Interest Expense. Interest expense for the three months ended March 31, 2010 was $797 compared to $0 for the three months ended March 31, 2009.  The increase in interest expense was a result of interest on the Note Payable commencing on January 1, 2010.

Net Loss. Net loss for the three months ended March 31, 2010 was $2,797 as compared to $16,500 (loss) for the three months ended March 31, 2009.   The decrease in net loss was primarily a direct result of the reduction in consulting fees associated with the company’s consulting agreement expiring December 31, 2009.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash to meet its need for cash. Since its inception, the Company has been funded by its founders with loans and through its initial public offering.  At March 31, 2010, we had a working capital deficit of $16,335 and an accumulated deficit of $99,220, as compared to a working capital deficit of $14,335 and an accumulated deficit of $96,423 at December 31, 2009.

As of March 31, 2010 and December 31, 2009, total current assets were $1,468 and $2,468 respectively.

As of March 31, 2010, total current liabilities were $17,803 represented by $1,500 of Accounts Payable, $1,903 of Accrued Expenses and $14,400 of Loans from related parties.  As of December 31, 2009, total current liabilities were $16,803, which consisted of $12,503 of accrued expenses and $4,300 of loans from related parties.

Cash flows from financing activities and cash generated through the company’s initial public offering represented the Company’s principal source of cash since November 5, 2008 (inception) through March 31, 2010.

Material Commitments

We entered into an agreement with a third party independent contractor to assist in various financial matters, patent application procedures for a total of $60,000 in accordance with the agreement, the term was from January 1, 2009 through December 31, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits

(a)          Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLIVEGREEN CORP.

DATE: May 11, 2010	By:	/s/ Len Bryan
Len Bryan
President, Principal Executive Officer