Form 10-Q
period 2010-06-30
Ecolivegreen Corp
filed 2010-07-09
CIK 1452920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer        ☐                                                                             Accelerated filer                             ☐

           Non-accelerated filer          ☐                                                                             Smaller reporting company           ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 9, 2010
Preferred Stock, $0.001	0 shares
Common Stock, $0.001	12,250,000 shares

ECOLIVEGREEN CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Statements of Operations for the three months ended June 30, 2010 and 2009 and the cumulative period from November 5, 2008 (inception) through June 30, 2010	4

Consolidated Statements of Shareholders' Equity from November 5, 2008 (inception) through June 30, 2010	5

Condensed Statements of Cash Flows at June 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. (Removed and Reserved).	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	Unaudited June 30, 2010	Audited December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and equivalents	$20,393	$2,468
Total Current Assets	20,393	2,468

OTHER ASSETS:
Intellectual assets, net	6,862	6,862

Total Assets	$27,255	9,330

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$850	$—
Accrued expenses	—	12,503
Loans from related parties	—	4,300
Total Current Liabilities	850	16,803

LONG TERM LIABILITIES:
Note Payable - Consultant	—	44,250

Total Long Term Liabilities	—	44,250

TOTAL LIABILITIES	850	61,053

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, par value $0.001; 10,000,000 shares authorized;
0 shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock , par value $.001; 500,000,000 shares authorized;
12,250,000 shares issued and outstanding as of June 30, 2010 and
9,830,000 shares issued and outstanding as of December 31, 2009	12,250	9,830
Additional paid in capital	119,570	34,870
Deficit accumulated during the development stage	(105,415)	(96,423)
Total Stockholders' Equity/(Deficit)	26,405	(51,723)

Total Liabilities and Stockholders' Equity/(Deficit)	$27,255	$9,330

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD NOVEMBER 5, 2008 (INCEPTION) THROUGH JUNE 30, 2010

 (UNAUDITED)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009	Cumulative from November 5, 2008 (inception) Thru June 30, 2010

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	1,500	—	3,000	3,000	27,750
Consulting	350	15,000	350	30,000	69,970
General and Administrative	3,767	553	4,267	553	6,320
Total Operating Expenses	5,617	15,553	7,617	33,553	104,040

Operating Loss	(5,617)	(15,553)	(7,617)	(33,553)	(104,040)

Other income/expenses:
Interest expense	578	—	1,375	—	1,375
Total Other Income/ (Expenses)	—	—			—

Net (loss) before Income Taxes	(6,195)	(15,553)	(8,992)	(33,553)	(105,415)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(6,195)	$(15,553)	$(8,992)	$(33,553)	$(105,415)

Basic and diluted net loss per common share	**	**	**	**	**

Weighted average number of common shares outstanding	10,637,000	9,000,000	10,233,000	8,700,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FROM NOVEMBER 5, 2008 (INCEPTION) THROUGH JUNE 30, 2010

(UNAUDITED)

							Total
					Additional	Retained	Stockholders'
	Preferred Stock		Common Stock		Paid in	Earnings	Equity
Par Value of $0.001	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at November 5, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—

Common Stock issued for patent	—	—	6,862,500	6,862	—	—	6,862

Common stock issued for Consulting Services	—	—	1,687,500	1,688	—	—	1,688

Net loss for the Period	—	—	—	—	—	(17,438)	(17,438)

Balance December 31, 2008	—	—	8,550,000	8,550	—	—	(8,888)

Common Stock issued in February, 2009 for cash	—	—	450,000	450	10,800	—	11,250

Common Stock issued in August, 2009 for cash and debt repayment	—	—	830,000	830	24,070	—	24,900

Net loss for the period ending December 31, 2009	—	—	—	—	—	(78,985)	(78,985)

Balance December 31, 2009	—	—	9,830,000	9,830	34,870	(96,423)	(51,723)

Net loss for the period ending March 31, 2010	—	—	—	—	—	(2,797)	(2,797)

Balance March 31, 2010	—	—	9,830,000	9,830	34,870	(99,220)	(54,520)

Common Shares issued in June, 2010 for cash	—	—	550,000	550	19,250	—	19,800

Common Shares issued in June, 2010 for debt	—	—	1,870,000	1,870	65,450	—	67,320

Net loss for period ending June 30, 2010	—	—	—	—	—	(6,195)	(6,195)

Balance June 30, 2010	—	$—	12,250,000	$12,250	$119,570	$(105,415)	$26,405

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE PERIOD NOVEMBER 5, 2008 (INCEPTION) THROUGH JUNE 30, 2010

	For the six months ended June 30, 2010	For the six months ended June 30, 2009	Cumulative from November 5, 2008 (Inception) through June 30, 2010

OPERATING ACTIVITIES:
Net loss	$(8,992)	$(32,053)	$(105,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	21,695	—	23,383
Issuance of common stock for interest	1,375	—	1,375
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	850	(9,197)	850
Increase/(Decrease) in accrued expenses	(12,503)	—	—

Net cash used in operating activities	2,425	(41,250)	(79,807)

FINANCING ACTIVITIES:
Issuance of common stock for cash	19,800	11,250	40,200
Loan payable - consultants	—	30,000	60,000
Increase (Decrease) - Borrowings-related party	(4,300)	—	—

Net cash provided by (used in) financing activities	15,500	41,250	100,200

NET INCREASE IN CASH	17,925	—	20,393

CASH BEGINNING BALANCE	2,468	—	—

CASH ENDING BALANCE	$20,393	$—	$20,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for patents	$—	$—	$6,862
Issuance of common stock for debt	$44,250	$—	$60,000

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2009 and 2008 and the period November 5, 2008 (Inception) through December 31, 2009 were filed on April 8, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 and for the period November 5, 2008 (Inception) through June 30, 2010 is not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

ECOLIVEGREEN CORP. ("ELG CORP.") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. We are currently processing two (2) patents of which one was approved on June 29, 2010 and one is pending , which claim a commercial lighting technology which is energy saving and environmentally friendly. Both patents are in the area of commercial lighting technology which is designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers.

The company’s existing patent together with the pending patent approval has the following qualities:

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

The lamps are color-adjustable, with factory models being adjustable between standard fluorescent light and soft-white (similar to incandescent). The lumen output potential of either the 2x2 foot or 2x4 foot models is equivalent to standard drop-ceiling troffers containing three (3) 4-foot T8 bulbs. The current product contains our proprietary fluorescent technology, and future models are anticipated to use LED technology to achieve the same features. Additionally, another related product being developed is a replacement bulb for use in existing troffers, requiring no ballast change and containing the same basic technologies as the drop ceiling lamp. This single-bulb version has the lumen output of a single fluorescent light bulb.

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

On June 8, 2010, the company amended its articles of incorporation and bylaws to increase the authorized common stock to 500,000,000 common shares and provide for 10,000,000 shares of “blank check” preferred stock, each with a par value of $0.001 per share.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

As of June 30, 2010, we had an accumulated deficit of ($105,415).  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from its independent consultant, Steven Adelstein and his wife Judith Adelstein.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Management’s plans to obtain such resources for the Company include obtaining capital from the sale of shares  of common stock of the Company and/or financing from independent third parties. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 5, 2008 (inception) to June 30, 2010, the Company recognized no revenues.

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

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on July 9, 2010.

NOTE 4 - EQUITY TRANSACTIONS

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

In August, 2009, the Company issued 830,000 shares of common stock for $0.03 per share pursuant to the company’s Form S-1 filing with the Securities and Exchange Commission to various investors for cash and consideration of $24,900.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

In June, 2010, the company issued 2,420,000 shares of common stock for $0.036 per share as follows:

•

550,000 shares of common stock for $19,800 to two (2) existing stockholders. The issuance of these shares was exempt from registration under the Securities Act of 1933 (the “Act”) by virtue of section 4(2).

•

1,870,000 shares of common stock for conversion of debt in the amount of $67,320 to two (2) existing stockholders. The issuance of common stock was exempt from registration under the Act by virtue of Section 3(a)9.

On June 8, 2010, the company amended its articles of incorporation and bylaws to increase the authorized common stock to 500,000,000 common shares and provide for 10,000,000 shares of “blank check” preferred stock, each with a par value of $0.001 per share.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

On November 10, 2008, the company entered into agreement to acquire the intellectual properties of two (2) pending patents (after consolidation) in the specific area of fluorescent bulbs for $6,862. This agreement was entered into the same three (3) officers and directors that are the present officers and directors of our company. We issued a total of 6,862,500 shares for the intellectual properties of these two (2) pending patents rather than the payment of cash or equivalent as provided within said agreement.

On December 10, 2008, the company entered into an agreement with Steven Adelstein, its independent consultant, for the amount of $60,000. This amount ($60,000) represents consulting services  rendered from January 1, 2009 until December 31, 2009 in equal monthly installments. Under the terms and conditions of the agreement, the Company was advanced cash and cash equivalents as required to pay for filing expenses including filing fees with the Securities and Exchange Commission, audit fees for the audited financials as of December 31, 2008, and certain defined operating expenses. The balance is for consulting services provided from time to time by Mr. Adelstein as defined in said agreement.

The total amount of $60,000 shall be in the form of a note commencing to accrue interest at January 1, 2010, at 7.2%, having both interest and principal payable with a balloon payment on December 31, 2012. The note is convertible into common shares at $0.05 per share at the discretion of note holder until December 31, 2012. There shall not be any pre-payment penalties and interest shall be compounded annually. The amount outstanding at December 31, 2009 was $44,250. Mr. Adelstein agreed to purchase an additional 525,000 common shares in February, 2009 at $0.03 per share for a total of $15,750 therefore reducing his note by $15,750. The company, on June 8, 2010, converted the total amount of Mr. Adelstein’s note and accrued interest ,$45,625, for the issuance of common shares at $0.036 per share .

Mr. Adelstein is the husband of Judith Adelstein, a shareholder at June 30, 2010.

From time to time, the company borrows funds from shareholders of the company.  At June 30, 2010 and December 31, 2009, the company owed $0 and $4,300, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Qand in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 8, 2010 with the Securities and Exchange Commission and are hereby referenced.

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

Overview

ECOLIVEGREEN CORP. ("ELG CORP.") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. We currently own two (2) patents of which one (1) was approved June 29, 2010 and one (1) is pending which claim a commercial lighting technology which is energy saving and environmentally friendly. The patents are in the specific area of commercial lighting technology designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $87,127 from inception of November 5, 2008 to June 30, 2010 and has an accumulated deficit of ($105,415) through June 30, 2010.

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

Our primary marketing challenge for the coming 12 months is to achieve market awareness and acceptance of our patents currently under development.

Revenues

As our revenues commence, we plan to continue to invest in marketing and sales by increasing the number of direct sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2010. We do not expect our revenues to increase significantly until 2011.

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

Results for the Three Months Ended June 30, 2010 Compared to June 30, 2009

Revenues. The Company’s revenues for the three months ended June 30, 2010 were $0. From inception through June 30, 2010, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended June 30, 2010 were $1,500 as compared to $1,500 for the three months ended June 30, 2009.  These expenses were a direct result of professional fees associated with the company’s normal fees and filings required by the Securities and Exchange Commission.

Consulting. Consulting expenses for the three (3) months ended June 30, 2010 were $350 as compared to $15,000 for the three (3) months ended June 30, 2009. The decrease in consulting expenses was a result of the then existing consulting agreement at $5,000 per month which expired December 31, 2009.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 were $3,767 compared to $533 or the three months ended June 30, 2009.  The increase in General and Administrative expenses were a result of the company’s current and normal operations during the three (3) months ended June 30, 2010.

Interest Expense. Interest expense for the three months ended June 30, 2010 was $578 compared to $0 for the three months ended June 30, 2009.  The increase in interest expense was a result of interest on the Note Payable to our independent consultant, Steven Adelstein, commencing on January 1, 2010.This note was paid in full at June 30, 2010.

Net Loss. Net loss for the three months ended June 30, 2010 was ($6,195) as compared to ($15,553) (loss) for the three months ended June 30, 2009.   The decrease in net loss was primarily a direct result of the reduction in consulting fees associated with the company’s consulting agreement expiring December 31, 2009.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash to meet its need for cash. Since its inception, the Company has been funded by its founders, stockholders and related parties with advances and loans and through the sale of common shares including its initial public offering.  At June 30, 2010, we had a working capital of $19,543and an accumulated deficit of ($105,415), as compared to a working capital deficit of $14,335 and an accumulated deficit of $96,423 at December 31, 2009.  Our working capital needs are currently being met by the sale of common shares and advances and loans from related parties.

As of June 30, 2010 and December 31, 2009, total current assets were $20,393and $2,468 respectively.

As of June 30, 2010, total current liabilities were $850_ consisting of accounts payable.  .  As of December 31, 2009, total current liabilities were $16,803, which consisted of $12,503 of accrued expenses and $4,300 of loans from related parties.  During the three (3) months ended June 30, 2010, we issued 2,420,000 common shares for cash of $19,800 and payments of debt of $67,320.

Cash flows from financing activities and cash generated through the company’s issuance of commons shares including its initial public offering represented the Company’s principal source of cash since November 5, 2008 (inception) through June 30, 2010.

Material Commitments

We entered into an agreement with a third party independent contractor to assist in various financial matters, patent application procedures for a total of $60,000 in accordance with the agreement, the term was from January 1, 2009 through December 31, 2009. At June 30, 2010, this obligation has been paid in full.

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

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our principal financial and accounting officer,, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and our principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ECOLIVEGREEN CORP.

DATE: July 9, 2010	By:	/s/ Len Bryan
Len Bryan
President, Principal Executive Officer