Form 10-Q
period 2010-09-30
Ecolivegreen Corp
filed 2010-10-12
CIK 1452920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 12, 2010
Common Stock, $0.001	12,550,000 shares

ECOLIVEGREEN CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the cumulative period from November 5, 2008 (inception) through September 30, 2010	4

Consolidated Statements of Shareholders' Equity from November 5, 2008 (inception) through September 30, 2010	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the cumulative period from November 5, 2008 (inception) through September 30, 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T. Controls and Procedures	16

Part II Other Information	17

Item 1. Legal Proceeding.	17

Item 1A. Risk Factors.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3. Defaults Upon Senior Securities.	17

Item 4. (Removed and Reserved).	17

Item 5. Other Information.	17

Item 6. Exhibits.	17

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	Unaudited	Audited
	September 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash and equivalents	$5,268	$2,468
Total Current Assets	5,268	2,468

OTHER ASSETS:
Intellectual assets, net	6,862	6,862

Total Assets	$12,130	$9,330

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$3,601	$—
Accrued expenses	—	12,503
Loans from related parties	—	4,300
Total Current Liabilities	3,601	16,803

LONG TERM LIABILITIES
Note Payable - Consultant	—	44,250

Total Long Term Liabilities	—	44,250

TOTAL LIABILITIES	3,601	61,053

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 12,550,000 shares issued and outstanding as of September 30, 2010 and 9,830,000 shares issued and outstanding as of December 31, 2009	12,550	9,830
Additional paid in capital	132,100	34,870
Deficit accumulated during the development stage	(136,121)	(96,423)
Total Stockholders' Equity/(Deficit)	8,529	(51,723)

Total Liabilities and Stockholders' Equity/(Deficit)	$12,130	$9,330

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period November 5, 2008 (inception) through September 30, 2010

(Unaudited)

					Cumulative From
	For the three	For the three	For the nine	For the nine	November 5, 2008
	months ended	months ended	months ended	months ended	(inception) thru
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	500	1,500	3,500	3,000	28,250
Consulting	26,605	17,870	26,955	47,870	96,575
General and Administrative	3,601	500	7,868	1,053	9,921
Total Operating Expenses	30,706	19,870	38,323	51,923	134,746

Operating Loss	(30,706)	(19,870)	(38,323)	(51,923)	(134,746)

Other income/expenses:
Interest expense	—	—	1,375	—	1,375
Total Other Income/ (Expenses)	—	—	—	—	—

Net (loss) before Income Taxes	(30,706)	(19,870)	(39,698)	(51,923)	(136,121)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(30,706)	$(19,870)	$(39,698)	$(51,923)	$(136,121)

Basic and diluted net loss per common share	**	**	**	**	**

Weighted average number of common shares outstanding	12,350,000	9,270,000	12,300,000	8,992,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

From November 5, 2008 (inception) through September 30, 2010

(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid in	Earnings	Stockholders'
Par Value of $0.001	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at November 5, 2008 (date of inception)	—	$—	$—	$—	$—

Common Stock issued for patent	6,862,500	6,862	—	—	6,862

Common stock issued for Consulting Services	1,687,500	1,688	—	—	1,688

Net loss for the Period	—	—	—	(17,438)	(17,438)

Balance December 31, 2008	8,550,000	8,550	—	—	(8,888)

Common Stock issued in February, 2009 for cash	450,000	450	10,800	—	11,250

Common Stock issued in August, 2009 for cash and debt repayment	830,000	830	24,070	—	24,900

Net loss for the period ending December 31, 2009	—	—	—	(78,985)	(78,985)

Balance December 31, 2009	9,830,000	9,830	34,870	(96,423)	(51,723)

Net loss for the period ending March 31, 2010	—	—	—	(2,797)	(2,797)

Balance March 31, 2010	9,830,000	9,830	34,870	(99,220)	(54,520)

Common Shares issued in June, 2010 for cash	550,000	550	19,250	—	19,800

Common Shares issued in June, 2010 for debt	1,870,000	1,870	65,450	—	67,320

Net loss for period ending June 30, 2010	—	—	—	(6,195)	(6,195)

Balance June 30, 2010	12,250,000	$12,250	$119,570	$(105,415)	$26,405

Common Shares issued in September 2010 for cash	300,000	300	10,700	—	11,000

Stock options issued in September 2010	—	—	1,830	—	1,830

Net loss for period ended September 30, 2010	—	—	—	(30,706)	(30,706)

Balance at September 30, 2010	12,550,000	$12,550	$132,100	$(136,121)	$8,529

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 5, 2008 (inception) through September 30, 2010

			Cumulative from
	For the nine	For the nine	November 5, 2008
	months ended	months ended	(Inception) through
	September 30,	September 30,	September 30,
	2010	2009	2010
OPERATING ACTIVITIES:
Net loss	$(39,698)	$(51,923)	$(136,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options	1,830	—	1,830
Issuance of common stock for services	21,695	15,750	23,383
Issuance of common stock for interest	1,375	—	1,375
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	3,601	(8,077)	3,601
Increase/(Decrease) in accrued expenses	(12,503)	1,500	—

Net cash used in operating activities	(23,700)	(42,750)	(105,932)

FINANCING ACTIVITIES:
Issuance of common stock for cash	30,800	20,400	51,200
Loan payable - consultants	—	—	60,000
Increase (Decrease) - Borrowings-related party	(4,300)	29,250	—

Net cash provided by (used in) financing activities	26,500	49,650	111,200

NET INCREASE IN CASH	2,800	6,900	5,268

CASH BEGINNING BALANCE	2,468	—	—

CASH ENDING BALANCE	$5,268	$6,900	$5,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for patents	$—	$—	$6,862
Issuance of common stock for debt	$44,250	$—	$60,000

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2009 and 2008 and the period November 5, 2008 (Inception) through December 31, 2009 were filed on April 8, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 and for the period November 5, 2008 (Inception) through September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

NOTE 2 – DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

ECOLIVEGREEN CORP. ("ELG CORP.") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. We are currently processing three (3) patents  in the area of commercial lighting of which one was approved on June 29, 2010 and two (2) are pending , which claim a commercial lighting technology which is energy saving and environmentally friendly. Both patents are in the area of commercial lighting technology which is designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers.

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

In September, 2010, we have filed two (2) other pending patent numbers with the United States Patent Office and currently the patents are pending through the process in the areas of digital music and waste water treatment.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

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

As of September 30, 2010, we had an accumulated deficit of ($136,121)  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

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

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 5, 2008 (inception) to September 30, 2010, the Company recognized no revenues.

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

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on October 5, 2010.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

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

In September, 2010, the Company issued 300,000 shares of common stock for $0.036 per share to an  investor  (Steven Adelstein, an existing stockholder) for cash in the amount of $11,000.

In connection with the shares issued in September, 2010, the Company issued 300,000 stock options at an exercise price of $.04 per option  that are exercisable through December 31, 2010.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

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

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

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

The total amount of $60,000 in the form of a note, having interest commences to accrue at January 1, 2010, at 7.2%, having both interest and principal payable with a balloon payment on December 31, 2012. The note is convertible into common shares at $0.05 per share at the discretion of note holder, and assigns until December 31, 2012. There shall not be any pre-payment penalties and interest shall be compounded annually. The amount outstanding at December 31, 2009 is $44,250. Mr. Adelstein agreed to purchase an additional 525,000 common shares in February, 2009 at $0.03 per share for a total of $15,750 therefore reducing his note by $15,750. The company, on June 8, 2010, converted the total amount of Mr. Adelstein’s note for the issuance of common shares at $0.036 per share.

Mr. Adelstein is the husband of Judith Adelstein, a shareholder at September 30, 2010.

From time to time, the company borrows funds from shareholders of the company.  At September 30, 2010 and December 31, 2009, the company owed $0 and $4,300, respectively.

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

Overview

ECOLIVEGREEN CORP. ("ELG CORP.") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. We currently are processing three (3) patents of which one (1) was approved June 29, 2010 and two (2) are pending. The patents are in the specific area of commercial lighting technology designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers and digital music and waste water treatment.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $105,932 from inception of November 5, 2008 to September 30, 2010 and has an accumulated deficit of ($136,121) through September 30, 2010.

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

Results for the Three Months Ended September 30, 2010 Compared to September 30, 2009

Revenues. The Company’s revenues for the three months ended September 30, 2010 were $0. From inception through September 30, 2010, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended September 30, 2010 were $500 as compared to $1,500 for the three months ended September 30, 2009.  For the nine months ended  September 30, 2010 and 2009, legal and accounting expense was $3,500 and $3,000 respectively.  These expenses were a direct result of professional fees associated with the company’s normal fees and filings required by the Securities and Exchange Commission.

Consulting. Consulting expenses for the three (3) months ended September 30, 2010 were $26,605 as compared to $17,870 for the three (3) months ended September 30, 2009.   For the nine months ended September 30, 2010 and 2009, consulting expenses were $26,955 and $47,870, respectively.  The increase in consulting expenses  for the three month period was a result of the fees associated with the continuance of preparation and filing of patents. Additionally, the company hired a consultant to assist with the application of DTC acceptance predicated on the approval of the FINRA application.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 were $3,601 compared to $500 for the three months ended September 30, 2009.   For the nine months ended September 30, 2010 and 2009, general and administrative expenses were $7,868 and $1,053 respectively.  The increase in General and Administrative expenses were a result of the company’s current and normal operations during the three (3) months  and the initial development of our website presence for the period ended September 30, 2010.

Net Loss. Net loss for the three months ended September 30, 2010 was ($30,706) as compared to ($19,870) for the three months ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, the net loss was ($39,698) and $(51,923). The increase in net loss for the three months ended September 30, 2010 was primarily a direct result of the application processing and review of existing patents, pending patents and engaging the consulting services in financial matters.  The decrease in loss for the nine months ended is due primarily to a decrease in consulting expenses for the nine-month period.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash to meet its need for cash. Since its inception, the Company has been funded by its founders, stockholders and related parties with advances and loans and through the sale of common shares including its initial public offering.  At September 30, 2010, we had  working capital of $1,667 and an accumulated deficit of ($136,121), as compared to a working capital deficit of $14,335 and an accumulated deficit of $96,423 at December 31, 2009.

As of September 30, 2010 and December 31, 2009, total current assets were $5,268 and $2,468 respectively.

As of September 30, 2010, total current liabilities were $3,601 represented by current accounts payable.  As of December 31, 2009, total current liabilities were $16,803, which consisted of $12,503 of accrued expenses and $4,300 of loans from related parties.

Cash flows from financing activities and cash generated through the company’s issuance of commons shares including its initial public offering represented the Company’s principal source of cash since November 5, 2008 (inception) through September 30, 2010.

Material Commitments

We entered into an agreement with a third party independent contractor to assist in various financial matters, patent application procedures for a total of $60,000 in accordance with the agreement, the term was from January 1, 2009 through December 31, 2009. At September 30, 2010, this obligation has been paid in full. At September 30, 2010, we had no material commitments or agreements.

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

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three (3) months ended September 30, 2010, the company issued 300,000 shares of common stock for $0.036 per share to Steven Adelstein (an existing shareholder). The issuance of these shares was exempt from registration under the Securities Act of 1933 (the "Act") by virtue of section 4(2).

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

ECOLIVEGREEN CORP.

DATE: October 12, 2010	By:	/s/ Len Bryan
Len Bryan
President, Principal Executive Officer