Form 10-K
period 2010-12-31
Ecolivegreen Corp
filed 2011-03-30
CIK 1452920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended: December 31, 2011
                           -----------------

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                              7076 SPYGLASS AVENUE
                               PARKLAND, FL 33076
                         -----------------------------
              (Address of principal executive office and zip code)

Registrant's telephone number, including area code: (954) 599-3672
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
PREFERRED STOCK PAR VALUE $0.001                          NONE
COMMON STOCK PAR VALUE    $0.001                          NONE

        Securities Registered Pursuant to Section 12(G) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                       [ ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.              [ ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [ ]      Accelerated filer [ ]
         Non-accelerated filer [ ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                          [ ] Yes  [X] No

As of December 31, 2011, the aggregate market value of such shares held by non-affiliates of the Registrant's common stock was approximately $12,500. Shares of the Registrant's common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              CLASS OF STOCK                    SHARES AS OF MARCH 25, 2011
      ---------------------------------         ---------------------------
      Preferred Stock, $0.001 par value                          0
       Common Stock, $0.001 par value                   12,850,000

                               ECOLIVEGREEN CORP.
                                   FORM 10-K
                 For the Fiscal Period Ended December 31, 2010

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Cautionary Note Regarding Forward-Looking Statements .......................   3
Availability Of Information ................................................   4

PART I
     Item 1.  Business .....................................................   5
     Item 1A. Risk Factors .................................................   9
     Item 1B. Unresolved Staff Comments ....................................  13
     Item 2.  Properties ...................................................  14
     Item 3.  Legal Proceedings ............................................  14
     Item 4.  Submission Of Matters To A Vote Of Security Holders ..........  14

PART II
     Item 5.  Market For Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities .........  14
     Item 6.  Selected Financial Data ......................................  15
     Item 7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................  15
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...  18
     Item 8.     Financial Statements and Supplementary Data ...............  18
     Item 9.  Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure ..................................  19
     Item 9A. Controls and Procedures ......................................  19
     Item 9B. Other Information ............................................  21

PART III
     Item 10. Directors, Executive Officers and Corporate Governance .......  21
     Item 11. Executive Compensation .......................................  24
     Item 12. Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters ................  25
     Item 13. Certain Relationships and Related Transactions ...............  26
     Item 14. Principal Accounting Fees and Services .......................  26

PART IV
     Item 15. Exhibits - Financial Statement Schedules .....................  27

OTHER
     Signatures ............................................................  28

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

   o  the anticipated benefits and risks of our business relationships;

   o  our ability to attract retail and business customers;

   o  the anticipated benefits and risks associated with our business strategy;

   o  our future operating results;

   o the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

   o  potential government regulation;

   o our future capital requirements and our ability to satisfy our capital needs;

   o  the potential for additional issuances of our securities;

   o our plans to devote substantial resources to our sales and marketing teams;

   o the possibility of future acquisitions of businesses, products or technologies;

   o  our belief that we can attract customers in a cost-efficient manner;

   o our belief that current or future litigation will likely not have a material adverse effect on our business;

   o the ability of our online marketing campaigns to be a cost-effective method of attracting customers;

   o our belief that we can internally develop cost-effective branding campaigns;

   o the results of upgrades to our infrastructure and the likelihood that additional future upgrades can be implemented without disruption of our business;

   o our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

   o our belief that our information technology infrastructure can and will support our operations and will not suffer significant downtime;

   o statements about our community site business and its anticipated functionality;

   o our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and,

   o our belief that we can successfully offer and sell a constantly changing mix of products and services.

                          AVAILABILITY OF INFORMATION

You may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC's website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be accessed at the web site http://www.sec.gov.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND AND CORPORATE INFORMATION
------------------------------------

INTRODUCTION

ECOLIVEGREEN CORP. ("ELG CORP.", "EcoLiveGreen, Corp") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. We currently have one (1) U.S. Patent approved and issued June 29, 2010 and three (3) patents pending. The initial three (3) patents filed of which one (1) was approved claim a commercial lighting technology which is energy saving and environmentally friendly. The other patent application is in the field of waste water concentrator claiming environmentally friendly attributes.

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

As of December 31, 2010, we had an accumulated deficit of ($159,278). Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

Our principal executive office is located at 7076 Spyglass Avenue, Parkland, FL 33076. Our telephone number is (954) 599-3672. We were incorporated under the laws of the State of Florida on November 5, 2008.

COMPANY DESCRIPTION

We seek to create and develop patents which ultimately will lead to market environmentally efficient products. We currently own three (3) patents of which one (1) was issued on June 29, 2010 and the other two (2) are pending. All three
(3) patents claim a commercial lighting technology which is energy saving and environmentally friendly. The patent pending commercial lighting technology is designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers. The primary advantages of our drop ceiling troffer replacements are the following:

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

Additionally, we have one (1) patent application pending in the area of waste water concentrator.

We have not generated any revenues to date and our activities have been limited to developing the Business Plan. We will not have the necessary capital to develop our Business Plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. See "Management's Discussion and Analysis Plan of Operations" and "Liquidity and Capital Resources." We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to funds operations.

The following description of our business is intended to provide an understanding of our Company and the direction of our strategy.

STRATEGY AND SERVICE

We have established that there is a potential market for our environmentally safe products. Our strategy is to create and develop patents in specific environmentally safe areas that we can ultimate market directly or indirectly to consumers. We intend to determine the best marketing strategy including product development, licensing or a combination of both once the patent pending has been approved by the U.S. Patent Office.

Our business strategy is to provide quality products in the environmentally safe areas and operate at a profit. Our primary focus over the next twelve (12) months will be to concentrate our efforts on obtaining approval of our patent pending applications and developing and/or acquiring other product candidates to bring to the marketplace.

THE MARKET

There is no way to accurately estimate the overall market for our products.

MANAGEMENT

It is intended that our officers will provide all the labor for the company initially and then, if required, hiring either employees or using independent contractors as product development requires in achieving sales growth demands.

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

STAFFING

As of March 1, 2011, EcoLiveGreen, Corp. has no permanent staff other than its officers and directors. Our officers and directors have contributed their time as required for no salary or fringe benefits.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At March 1, 2011, EcoLiveGreen, Corp. has no employees other than its current officers and directors. There are no employment agreements in existence. The company presently does not have, pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, the company may adopt plans in the future. There are presently no personal benefits available to the company's officers and directors.

During the initial implementation of our marketing strategy, the company intends to hire independent consultants to develop and market its products, rather than hire full time development, consulting, marketing and administrative employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the filing of the Form 10-K for the period ended December 31, 2010 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company and have not yet generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares and advances from related parties.

From inception (November 5, 2008) to December 31, 2010, the company's business operations have primarily been focused on developing our business plan and obtaining market research.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. EcoLiveGreen, Corp. was incorporated in the State of Florida on November 5, 2008; we are a development stage company. We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See "Risk Factors"). To become profitable and competitive, we must develop the business, marketing plan, and execute the plans. Our officers, directors and related parties undertake to provide us with initial operating and loan capital to sustain our business plan over the next twelve

(12) month period partially through advances from related parties, sale of securities and we will seek alternative financing through means such as borrowings from institutions or private individuals. There are no assurances that third party borrowings or financings are available to the Company and, if so, under the terms and conditions acceptable.

PLAN OF OPERATION

Since inception (November 5, 2008) to December 31, 2010, EcoLiveGreen, Corp. has spent a total of $159,278 on the start-up development costs and we have not yet generated any revenue from business operations.

The company incurred expenditures of $34,750 for accounting services, the preparation of audited financial statements, tax returns and legal services. The company also had expenditures of $106,290 for consultants and $16,863 for general and administrative costs.

Since inception (November 5, 2008), the majority of the company's time has been spent refining its business plan, administrating its pending patents, conducting industry research, and preparing for additional financing and funding of operations.

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled "Risk Factors," including for example:

   o any failure to expand our operations and web presence to sufficiently meet our customers' demands and our ability to attract new clients;

   o any inability to effectively manage rapid growth and accurately project market demand for our product offerings;

   o  risks associated with future investments or acquisitions;

   o economic, political, regulatory, legal and foreign risks associated with the process of a patent application to acceptability;

   o  any loss of key members of our three (3) management; and,

   o  unexpected changes in economic situations or legal environment.

You should read and consider the information set forth in "Risk Factors" and all other information set forth in this filing.

SUMMARY FINANCIAL INFORMATION

The following table sets forth a summary of the financial data for EcoLiveGreen, Corp. for the period ended December 31, 2010 and 2009. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes appearing elsewhere in this filing.

                                               12 Months Ended   12 Months Ended
                                                 December 31,      December 31,
                                                     2010             2009
                                               ---------------   ---------------
Revenues ...................................      $      --         $      --
Operating expenses .........................         61,480            78,985
Other income/(expense) .....................         (1,375)               --
Net loss before taxes ......................        (62,855)          (78,985)
Income taxes ...............................             --                --
Net (loss) .................................        (62,855)          (78,985)
Loss per share - basic and diluted .........         ($.006)           ($.009)


As to Balance Sheet:                                   As of December 31,
                                                     2010              2009
                                                  ---------         ---------
Working capital (deficit) ..................      $  (9,490)        $ (14,335)
Current assets .............................          1,235             2,468
Total assets ...............................          8,097             9,330
Current liabilities ........................         10,725            16,803
Total liabilities ..........................         10,725            61,053
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)........         (2,628)          (51,723)

OUR ADDRESSES

The address of the Company's principal executive office is 7076 Spyglass Avenue, Parkland, FL 33076, and our telephone number is (954) 599-3672. We maintain a website at www.ecolivegreen.com that is currently under construction and will contain information about us, but that information is not a part of this Annual Report.

ITEM 1A. RISK FACTORS

The Company considers the following to be the material risks for an investor. EcoLiveGreen, Corp. should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our common stock.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF ECOLIVEGREEN, CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN - AUDITOR'S GOING CONCERN

In their audit report dated December 31, 2010; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to EcoLiveGreen, Corp. we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors, borrow funds or raise additional capital.

SINCE ECOLIVEGREEN, CORP. ANTICIPATES OPERATING EXPENSES WILL INCREASE PRIOR GENERATING SIGNIFICANT REVENUES, IT MAY NEVER ACHIEVE PROFITABILITY - RISKS RELATED TO OUR FINANCIAL CONDITION

The Company anticipates an increase in its operating expenses, without realizing any revenues from the sale of its products.

There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. We cannot provide investors with any assurance that our products will attract customers; generate any operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

If we are not successful in earning revenue once we have started our sale activities, we may require additional financing to sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing would be subject to a number of factors, including the Company's sales results. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us. See "Description of Business."

No assurance can be given that the Company will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and its financial conditions.

AS OUR OFFICERS AND DIRECTORS HAVE OTHER OUTSIDE BUSINESS ACTIVITIES, THEY MAY BE UNABLE TO DEVOTE A MAJORITY OF THEIR TIME TO THE COMPANY. AS A RESULT, THERE MAY BE PERIODIC INTERRUPTIONS IN OUR OPERATIONS AND OUR BUSINESS COULD FAIL.

Our officers and directors have other outside business activities and are devoting only approximately 10-15 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient, which may result in periodic interruptions or suspensions of our business plan. If the demands of the company's business require the full time of our executive officer, they are prepared to adjust their timetable in order to devote more time to conducting our business operations. However, they may be unable to devote sufficient time to the management of the company's business, which may result in periodic interruptions in the implementation of the company's business plans and operations. Such delays could have a significant negative effect on the success of our business.

The company is entirely dependent on the efforts and abilities of its officers and directors. The loss of our officers and directors could have a material adverse effect on the business and its prospects. The company believes that all commercially reasonable efforts have been made to minimize the risks attendant the departure from service of our current officers and directors. However, replacement personnel may be unavailable to us. Moreover, even if available, replacement personnel may not enable the company to operate profitably.

All decisions regarding the management of the company's affairs will be made exclusively by its officers and directors. Purchasers of the offered shares may not participate in the management of the company and, therefore, are dependent upon the management abilities of the company's officers and directors. The only assurance that the shareholders of the company (including purchasers of the offered shares) have that the company's officers and directors will not abuse their discretion in making decisions, with respect to its affairs and other business decisions, is their fiduciary obligations and business integrity. Accordingly, no person should purchase offered shares unless that person is willing to entrust all aspects of management to the company's officers and directors, or their successors.

The company's management may retain independent contractors to provide services to the company. Those contractors have no fiduciary duty to the shareholders of the company and may not perform as expected. The company does not maintain key person life insurance on its officers and directors.

IF WE EXPAND OUR OPERATIONS AND FAIL TO MANAGE THE RESULTING GROWTH EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

Our plans including receiving approval of our pending patents may not occur. Our growth strategy is subject to significant risks which you should carefully consider before purchasing the shares we are offering.

Although we plan on researching our market carefully, we may be slow to achieve profitability, or may not become profitable at all, which will result in losses. There can be no assurance that we will succeed.

AS WE CURRENTLY HAVE NO MARKET FOR OUR SHARES, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES. EVEN IF A MARKET SHOULD DEVELOP, THE PRICE MAY BE VOLATILE AND SHAREHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

Further, even if a market develops, our common stock will be subject to price fluctuations and volatility.

The company cannot apply directly to be quoted on the OTC Bulletin Board. Additionally, the stock can be listed or traded only to the extent that there is interest by broker/dealers in acting as a market maker in the company's stock. Despite the company's best efforts, the company may not be able to convince any broker/dealers to act as market-makers and make quotations on the OTC Bulletin Board. It is the company's intent to contact potential market makers for the OTC Bulletin Board after it has completed its primary offering.

IN THE EVENT THAT THE COMPANY'S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERELY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY'S SHARES.

In the event our shares are traded, and our stock trades below $5.00 per share our stock would be known as a "penny stock" which is subject to various regulations involving disclosures to be given to you prior to purchase of any penny stock. The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors.

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge you understand the risk associated with buying penny stocks and that you can absorb the entire loss of your investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is oftentimes volatile and you may not be able to buy or sell the stock when you want.

AS THE COMPANY HAS 500,000,000 AUTHORIZED COMMON SHARES AND 10,000,000 PREFERRED SHARES AUTHORIZED, THE COMPANY'S MANAGEMENT COULD ISSUE ADDITIONAL SHARES DILUTING THE COMPANY'S CURRENT SHAREHOLDERS' EQUITY.

The company has 500,000,000 authorized common shares of which only 55,821,850 are currently outstanding and will be issued and outstanding if all the shares in this offering are sold. The company's management could, without the consent of the company's existing shareholders issue substantially more shares causing a large dilution in our current shareholders' equity position. Additionally, large share issuances by the company would generally have a negative impact on our share price. It is possible that due to additional share issuance you could lose a substantial amount or all of your investment.

AS OUR COMPANY'S OFFICERS AND DIRECTORS CURRENTLY OWN MAJORITY OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND DECISIONS MADE BY THE COMPANY'S OFFICERS AND DIRECTORS CONTRARY TO THEIR INTERESTS.

The company's officers and directors own majority of our current outstanding common stock. As a result, they will be able to decide who will be directors and control the direction of the company. Our officers and directors interests may differ from the interests of our other stockholders. Factors that could cause his interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of our business operations and her ability to continue to manage the business, in terms of the amount of time they are able to devote to the company.

IF WE FILE FOR BANKRUPTCY PROTECTION OR ARE FORCED INTO BANKRUPTCY PROTECTION, INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT.

If we file for bankruptcy protection, or a petition for involuntary bankruptcy is filed by creditors against us, all funds will become part of the bankruptcy estate and administered according to the bankruptcy laws. In this case, you will lose your investment and your funds will be used to pay creditors. You may never realize a return on your investment.

THERE IS NO ASSURANCE THAT A PURCHASER OF SHARES WILL REALIZE A RETURN ON HIS INVESTMENT OR THAT HE WILL NOT LOSE HIS ENTIRE INVESTMENT IN THE COMPANY.

To date, the company has limited operations and no revenues. We have never earned a profit and there can be no assurance that we will ever achieve profitable operations. Our ability to implement our business plan is dependent, among other things, on the completion and development of our business plan. If we fail to raise any or a sufficient amount of money to continue operations, we may fail as a business. Even if we raise sufficient amount of funding, there can be no assurance that our business model will succeed.

We are a development stage company formed November 5, 2008 with the purpose to establish itself as a corporation engaged in the creation, development and obtaining approval of patents in the environmentally safe marketing areas. EcoLiveGreen, Corp. may be unable to develop and execute its business plan and would then be unable to generate revenues. There would be a substantial doubt, then, about our ability to continue as a going concern.

We anticipate incurring losses during the period of time necessary to develop our business plan and create the marketing plan. Additionally, there can be no assurance that we will ever operate profitably, even if we raise additional funding for operations.

Investors should not purchase shares unless they can afford to lose their entire investment.

Because we are a newly formed development stage company, there is no corporate operating history on which to evaluate our potential for success.

Additionally, we face many risks inherent in a start-up business, including difficulties and delays frequently encountered in connection with the commencement of operations, operational difficulties and our potential underestimation of initial and ongoing costs.

Executing the business plan requires that we spend significant funds based entirely on our preliminary evaluation of the potential of the market. It is impossible to predict the success of our business before marketing starts. The ability of the company to generate revenues will depend upon a variety of unpredictable factors, including:

If we do not execute our business plan on schedule or within budget, our ability to generate revenue may be diminished or delayed. Our ability to adhere to our schedule and budget face many uncertainties

WE WILL INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY

As a public company, we incur significant legal, accounting and other expenses that a private company does not incur. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and stock exchanges have required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, as a result of becoming a public company, we need to create additional board committees and adopt additional policies regarding internal controls and disclosure controls and procedures. We will incur additional costs associated with public company reporting requirements and compliance with the internal controls of Section 404 of the Sarbanes-Oxley Act of 2002. We also expect these new rules and regulations will make it more difficult and more expensive for us to obtain directors' and officers' liability insurance. As a result, our general and administrative expenses will likely increase and it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of December 31, 2010, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steven Adelstein, the husband of Judith Adelstein, a member of the board of directors, at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No known director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the period ended December 31, 2010.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK
---------------------------

Our common stock is not quoted on any Exchange.

REPORTS TO STOCKHOLDERS
-----------------------

Our shareholders, through our filings on the web, including http://www.sec.gov, can review all of our period reporting requirements of the Exchange Act including our annual report for December 31, 2010 and 2009.

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK
-------------------------------------------------

At December 31, 2010, there were approximately 75 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

The Company has not adopted any equity compensation plan as of December 31, 2010.

DIVIDEND POLICY
---------------

We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of income data for the twelve (12) month period ended December 31, 2010 and from inception (November 5, 2008) thru December 31, 2010 and balance sheet data as of December 31, 2010 and 2009 are derived from our audited financial statements included elsewhere in this Report.

The following selected historical financial information should be read in conjunction with our financial statements and related notes and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                TWELVE (12)     FROM INCEPTION
                                               MONTHS ENDED   (NOVEMBER 5, 2008)
                                               DECEMBER 31,    THRU DECEMBER 31,
STATEMENT OF OPERATIONS DATA:                      2010              2010
                                               ------------   ------------------
Sales revenue: .............................   $         -        $        -
Cost of sales ..............................             -                 -
Gross profit ...............................             -                 -
Expenses:
   General and Administrative expenses .....        14,810            16,863
   Consulting Fees .........................        36,670           106,290
   Legal and Accounting.....................        10,000            34,750
      Total operating expenses .............        61,480           157,903

Loss from Operations .......................       (61,480)         (157,903)
Interest Expense ...........................        (1,375)           (1,375)
Net Loss ...................................   $   (62,855)       $ (159,278)

Loss per Share - basic and diluted .........   $     (.006)

Weighted average number of shares
 outstanding - basic and diluted ...........    11,310,110


                                                        DECEMBER 31,
BALANCE SHEET DATA:                                2010              2009
                                               ------------       -----------
Cash and cash equivalents ..................   $     1,235        $    2,468
Working capital (deficit) ..................        (9,490)          (14,335)
Total assets ...............................         8,097             9,330
Total current liabilities ..................        10,725            16,803
Long term liability ........................             -            44,250
Total liabilities ..........................        10,725            61,053
Total stockholders' equity (deficit)........        (2,628)          (51,723)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OUR CORPORATE HISTORY

EcoLiveGreen, Corp. is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, create, develop and market environmentally efficient products. We currently own four (4) patents as follows:

   o U.S Patent 7,745,769 System for Adjusting Light Source By Ambient Illumination. (Docket 02.002) Status: Issued on June 29, 2010 (1)

   o U.S. Patent Application 12/834,362 System for Adjusting Light Source By Ambient Illumination (Docket 02.004) Status: Issuance Fee Paid, Feb. 7, 2011. Comment: This patent must be owned by the same entity as U.S. 7,745,769 (1)

   o U.S. Patent Application 12/718,958 Indirect Lighting Fixture with Reflectors (Docket 02.003) Status: Docketed (1)

   o  U.S. Patent Application 12/954,809 Wastewater Concentrator (Docket 02.006)
      Status: Docketed

(1)These three (3) patents claim a commercial lighting technology which is energy saving and environmentally friendly. The patents are in the specific area of commercial lighting technology designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers.

The Company has created the above four (4) patents and is monitoring the applications through the process as mandated by the

U.S. Patent Office. Additionally, uses and works with outside consultants as anagement determines as necessary.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SALES REVENUES

STATEMENT OF OPERATION ITEMS
----------------------------

Results of Operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.

For the twelve (12) months ended December 31, 2010 and cumulative from November 5, 2008 (inception) through December 31, 2010, we had zero (0) revenues from operations and a loss from operations of $(62,855) and $(159,278) respectively.

   o  General and Administrative Expenses

      For the twelve (12) months ended December 31, 2010, General and Administrative expenses increased $12,757 from $2,053 for the year ending December 31, 2009 to $14,810 for year ending

      December 31, 2010. These expenses for the year ending December 31, 2010 are considered normalized annual expenses including the required filings with the Securities and Exchange Commission.

   o  Legal and Accounting Expenses

      For the twelve (12) months ended December 31, 2010, Legal and Accounting expenses increased $1,000 from $9,000 for the year ending December 31, 2009 to $10,000 for year ending December 31, 2010. We incurred increased legal fees as we amended our Articles of Incorporation and Bylaws in May, 2010 whereby we increased authorized shares and other matters.

   o  Consulting, Marketing and Advertising

      For the twelve (12) months ended December 31, 2010, consulting fees decreased $31,262 from $67,932 for the year ending December 31, 2009 to $36,670 for year ending December 31, 2010. For the year ending December 31, 2010, we applied for one (1) new patent pending item as compared to two (2) for the year ending December 31, 2009. Additionally, management is spending more time assisting consultants prepare data and responses as required in the process of applications with the U.S. Patent Office.

Balance Sheet Items
-------------------

   o  INTELLECTUAL PROPERTIES

      Intellectual properties at December 31, 2010 and 2009 were $6,862. The Company has not put into service the intellectual properties and therefore amortization has not commenced. Accordingly, when the intellectual properties are put into service, they will have a useful life to be amortized over a three (3) year period.

   o  ACCRUED EXPENSES

      Accrued expenses at December 31, 2010 were $10,725, compared to $12,503 at December 31, 2009, a decrease of $1,778. The decrease was a result of accruals for Legal and Accounting and other normalized expenses for the period ending December 31, 2010.

   o  ADVANCES FROM RELATED PARTIES

      Advances from related parties were $0 at December 31, 2010 as compared to $4,300 at December 31, 2009. The decrease was the result of our issuing common shares in June and December 2010 in payment of $33,695 for advances from related parties. Therefore, at December 31, 2010, we had no debt to related parties.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had cash and cash equivalent of $1,235 The following table provides detailed information about our net cash flow for December 31, 2010 and from inception (November 5, 2008) thru December 31, 2010.

                             STATEMENT OF CASH FLOW

                                                TWELVE (12)     FROM INCEPTION
                                               MONTHS ENDED   (NOVEMBER 5, 2008)
                                               DECEMBER 31,        THROUGH
                                                   2010       DECEMBER 31, 2010
                                               ------------   ------------------
Net cash (required) in operating activities .  $   (27,733)      $   (94,215)
Net cash provided by financing activities ...       26,500            95,450
Net cash flow (deficit) .....................       (1,233)            1,235

To date, we have funded our cash and liquidity requirements to continue operations primarily through debt and equity transactions and through equity raised from our Form S-1 as filed with the Securities and Exchange Commission. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of normalized operations and the acceleration of expansion of our business plan. Without receiving any additional capital investment or financing, management believes we will be unable to continue current business operations, and continue the current gradual expansion of our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are described in Note 3 to the Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

PLAN OF OPERATIONS

We are aware that the economic condition has slowed operations substantially in 2010 and 2009 and we anticipate this continuing through 2011 that the U.S. economy is currently in a state of uncertainty. In addition, we are aware that business trends relative to our application for patents are constantly changing. The combination of changing trends relative to the environmentally safe products that we are in the development stage of and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or revenues or income from operations.

OUR BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involves risks and uncertainties, as set forth above under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading "Risk Factors" and elsewhere in this Form 10-K.

OUR MARKET PRESENCE

Our business strategy is to provide quality products in the environmentally safe areas and operate at a profit. Our primary focus over the next twelve (12) months will be to concentrate our efforts on obtaining approval of our patent pending applications and developing and/or acquiring other product candidates to bring to the marketplace.

OUR EMPLOYEES

As of December 31, 2010, EcoLiveGreen, Corp. has no permanent staff. Our officers and directors are prepared to devote time to our operations as may be required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited financial statements as of December 31, 2010 and 2009 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal years ended December 31, 2010 and 2009, there were no disagreements with Lake & Associates CPA LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Officers in connection with the review of our financial statements as of December 31, 2010.

Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2011.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

AMENDMENT TO ARTICLES OF INCORPORATION OR BYLAWS

On June 10, 2010, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Florida which:

   o increased the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and fixed a par value of $0.001 per share,

   o authorized a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share, and

   o included indemnification provisions customary under Florida law, as well as election not to be governed by the provisions of the Florida Business Corporation Act governing affiliated transactions and an election to be governed by the provisions related to control share acquisitions.

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. The Directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the Board's discretion.

Our officers and directors will serve until his successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one
(1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name and Address                Age     Position(s)
-----------------               ---     -----------
Len Bryan                       54      President / Secretary / Director
5730 Golden Eagle Circle
Palm Beach Garden, FL 33418

Paul L. Culler                  72      Vice President / Director
346 Fairway North
Tequesta, FL 33469

Alfred H. Tracy III             48      Vice President / Chief Financial Officer
16178 Rosecroft Terrace                 / Director
Lady Lake, FL 32162

The persons named above have held their offices/positions since the inception of our company and is expected to hold their offices/positions until the next annual meeting of our stockholders.

BIOGRAPHICAL INFORMATION

LEN BRYAN
---------

Mr. Bryan is an electrical and software engineer graduated from Florida Atlantic University in 1997 having a bachelors and science degree in electrical engineering. During the past five (5) years, Mr. Bryan has been president of MAG-E TECH Inc., a closely-held private corporation developing lighting and bulb replacement systems. He was also an independent consultant for Techni-Source Engineering Solutions and ATG. Mr. Bryan has been an officer and director of the Company since inception (November 5, 2008).

PAUL CULLER
-----------

Mr. Culler is an independent consultant primarily in the area of desalting facilities. During the past five (5) years, Mr. Culler has been Vice President, Treasurer and Director of MAG-E Tech, Inc., a closely-held private corporation developing lighting and bulb replacement systems. Mr. Culler has been an officer and director of the Company since inception (November 5, 2008).

ALFRED H. TRACY III
-------------------

Mr. Tracy III is a Computer Science Consultant graduated from Florida Atlantic University in 1980 having a Masters degree in electrical engineering. During the past five (5) years, Mr. Tracy has been Vice President / Director of MAG-E Tech, Inc., a closely-held private corporation developing lighting and bulb replacement systems. Additionally, he has been an independent consultant for DC Bars, a Moscow-Russian company whereby Mr. Tracy acts as Director of U.S. Operations. Mr. Tracy was a director of Information Architects until September, 2008. Mr. Tracy has been an officer and director of the Company since inception (November 5, 2008).

BOARD COMPOSITION AND MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors is currently composed of one (3) members. All actions of the Board of Directors require the approval of a majority of the Directors in attendance at a meeting at which a quorum is present.

COMMITTEES

Our Board of Directors currently has no committee.

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our members of the Board of Directors are not an "audit committee financial experts" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

   o understands generally accepted accounting principles and financial statements,

   o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

   o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

   o  understands internal controls over financial reporting, and

   o  understands audit committee functions.

INDEPENDENT DIRECTORS

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address Board of Directors' independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of three (3) individuals who are also our executive officers.

Our executive officers make decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officers and the oversight of the accounting functions.

POLICY REGARDING BOARD ATTENDANCE

Directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our Directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

DIRECTOR COMPENSATION

We do not pay fees to directors for attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings. From time to time, the Board of Directors approves compensation to officers and directors and, from inception (November 5, 2008) to December 31, 2010. From inception to December 31, 2010, there were no compensation paid to directors.

Under the terms of the Indemnification Agreements, we agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

FAMILY RELATIONSHIPS

None.

CODE OF ETHICS

In September 2008, we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our President and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

   o  honest and ethical conduct,

   o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

   o  compliance with applicable laws, rules and regulations,

   o  the prompt reporting violation of the code, and

   o  accountability for adherence to the code.

ITEM 11. EXECUTIVE COMPENSATION

We did not pay any fixed salaries in 2010. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

                     REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of our directors and officers for the period from inception (November 5, 2008) through December 31,2010.

                           CAPACITIES IN WHICH AGGREGATE
NAME OF INDIVIDUAL         REMUNERATION WAS RECEIVED                      Amount
------------------         -----------------------------                  ------
Len Bryan                  President / Secretary / Director                $  0

Paul L. Culler             Vice President / Director                       $  0

Alfred. H. Tracy III       Vice President / Chief Financial Officer        $  0
                           / Director

We have no employment agreements with our Executive Officers and Directors. We do not pay compensation to Directors for attendance at meetings. We will reimburse the Directors for reasonable expenses incurred during the course of their performance.

BONUSES AND DEFERRED COMPENSATION

We do not have any agreements to issue bonuses, deferred compensation or retirement plans. From time to time, the Board of Directors grants bonuses, stock issuances and other benefits.

STOCK OPTIONS

The Company does not have any stock option plan.

PAYMENT OF POST-TERMINATION COMPENSATION

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2010 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o EcoLiveGreen, Corp. 7076 Spyglass Avenue, Parkland, FL 33076.

Name and address                                           Percentage of
Beneficial Ownership                  Number of Shares     ownership (1)
--------------------                  ----------------     -------------

DIRECTORS AND OFFICERS:

Len Bryan .......................       2,287,500              17.8%
5730 Golden Eagle Circle
Palm Beach Garden, FL 33418

Paul L. Culler ..................       2,287,500              17.8%
346 Fairway North
Tequesta, FL 33469

Alfred H. Tracy III .............       2,287,500              17.8%
16178 Rosecroft Terrace
Lady Lake, FL 32162

All Officers and ................       6,862,500              53.4%
Directors as a Group
(3 people)

BENEFICIAL OWNER OF MORE THAN 5%:

Judith Adelstein ................       2,887,500 (2)          22.5%
7076 Spyglass Avenue
Parkland, FL  33076

Stephen Corn ....................         927,000 (3)           7.2%
4317 N. State Road 7
Lauderdale Lakes, FL  33319

(1) Applicable percentage ownership is based on 12,850,000 shares of common stock outstanding as of March 1, 2011.

(2) Includes 600,000 common shares held in the name of Steven Adelstein, the husband of Judith Adelstein and an independent consultant to the Company

(3) Includes 9,000 common shares held in the name of Andrea Corn, the wife of Stephen Corn

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company borrows from officers, directors and related parties. At December 31, 2010 and 2009, these loans were $0 and $4,300 respectively. The highest amount borrowed for the year ending December 31, 2010 was $23,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lake & Associates CPA LLC is the Company's independent registered public accounting firm engaged to examine the Company's financial statements for the fiscal period ended December 31, 2010 and 2009.

FEES FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2010 AND 2009

AUDIT FEES - Lake & Associates CPA LLC was paid or accrued an aggregate fee of approximately $5,000 per period for the auditing services for the fiscal period ended December 31, 2010 and 2009. These fees for auditing services included the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30.

AUDIT RELATED FEES - Lake & Associates CPA LLC was not paid or no fees were accrued for assurance and related services that were related to the audit or review of the Company's financial statements during the fiscal years ended December 31, 2010 and 2009.

TAX FEES - Lake & Associates CPA LLC was paid or accrued a fee of approximately $500 for tax compliance, advice, and planning during the fiscal years ended December 31, 2010 and 2009.

ALL OTHER FEES. Lake & Associates CPA LLC did not bill the Company for any products or services other than the foregoing during the fiscal years ended December 31, 2010 and 2009.

BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES

Although our Board of Directors does not have an Audit Committee, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

                                    PART IV

ITEM 15. EXHIBITS

The Exhibits listed below are filed as part of the S-1 and Amendments or Form 8-K's as filed with the Securities and Exchange Commission.

EXHIBIT NO.   DOCUMENT DESCRIPTION
-----------   --------------------
    3.1       Articles of Incorporation (incorporated by reference from
              Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 24, 2009) and restated and amended
              Articles of Incorporation as filed (incorporated by reference on Form 8-K with the Securities and Exchange Commission on June 10,
              2010).

    3.2 By-laws (incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 24, 2009) and restated and amended By-laws as filed (incorporated by reference on Form 8-K with the Securities and Exchange Commission on June 10, 2010).

    14 Code of Ethics (incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 24, 2009).

The following Exhibits listed below are filed as part of this Form 10-K and Amendments for the period ended December 31, 2010:

    31.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification Of The Chief Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

    32.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2      Certification Of The Chief Financial Officer Pursuant To 18 U.S.C.
              Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ECOLIVEGREEN, CORP.

Date: March 30, 2010                   By: /s/ Len Bryan
                                       -----------------
                                       President, Principal Executive Officer
                                       and member of the Board of Directors

                               ECOLIVEGREEN, CORP
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
                                                                     -----------

Report of Independent Registered Public Accounting Firm ..........       F-2

Balance Sheet ....................................................       F-3

Statements of Operations .........................................       F-4

Statements of Stockholders' Equity/(Deficit) .....................       F-5

Statements of Cash Flows .........................................       F-6

Notes to Financial Statements ....................................   F-7 to F-16

                                                     Lake & Associates CPA's LLC

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of EcoLiveGreen Corp.

We have audited the accompanying balance sheet of EcoLiveGreen Corp. (a development stage enterprise)(the "Company") as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended, and for the period from November 5, 2008 (inception) through December 31, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoLiveGreen Corp. (a Florida corporation) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period November 5, 2008 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Notes 2 and 4, the Company has been in the development stage since its inception (November 5, 2008) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Notes 2 and 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA's LLC
Lake & Associates CPA's LLC
Schaumburg, Illinois
March 25, 2011


1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847-524-0800
Fax: 847-524-1655

                                  ECOLIVEGREEN, CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS
                                       (AUDITED)
                                                            DECEMBER 31,   DECEMBER 31,
                                                                2010           2009
                                                            ------------   ------------
                                        ASSETS
                                        ------
CURRENT ASSETS:
  Cash and equivalents ...................................  $     1,235    $     2,468
  Inventory ..............................................           --             --
                                                            -----------    -----------
    Total Current Assets .................................        1,235          2,468
                                                            -----------    -----------

OTHER ASSETS:
  Intellectual Property ..................................        6,862          6,862
                                                            -----------    -----------

      Total Assets .......................................  $     8,097    $     9,330
                                                            ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                   -------------------------------------------------

CURRENT LIABILITIES:
  Accounts Payable .......................................  $        --    $        --
  Accrued Liabilties .....................................       10,725         12,503
  Advances from Related Parties ..........................           --          4,300
                                                            -----------    -----------
    Total Current Liabilities ............................       10,725         16,803
                                                            -----------    -----------
  Long-term Liabilities
  Note Payable - Consultant ..............................           --         44,250
                                                            -----------    -----------
    Total Long-term Liabilities ..........................           --         44,250
                                                            -----------    -----------
      Total Liabilities ..................................       10,725         61,053
                                                            -----------    -----------

STOCKHOLDERS' EQUITY/(DEFICIT):
  Preferred Stock, par value $0.001; 10,000,000 shares
    authorized; 0 shares issued and outstanding as of
    December 31, 2010 and December 31, 2009 ..............           --             --
  Common stock , par value $.001; 500,000,000 shares
    authorized; 12,850,000 shares issued and outstanding
    as of December 31, 2010 and 9,830,000 shares issued
    and outstanding as of December 31, 2009 ..............       12,850          9,830
  Additional Paid in Capital .............................      143,800         34,870
  Deficit accumulated during the development stage .......     (159,278)       (96,423)
                                                            -----------    -----------
    Total Stockholders' Equity (Deficit) .................       (2,628)       (51,723)

                                                            -----------    -----------
      Total Liabilities and Stockholders' Equity/(Deficit)  $     8,097    $     9,330
                                                            ===========    ===========

           The accompanying notes are an integral part of these statements.

                                          F-3

                                     ECOLIVEGREEN, CORP.
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF OPERATIONS
                                          (Audited)
                                                                            CUMULATIVE FROM
                                                                            NOVEMBER 5, 2008
                                FOR THE YEAR ENDED   FOR THE YEAR ENDED   (INCEPTION) THROUGH
                                DECEMBER 31, 2010    DECEMBER 31, 2009      DECEMBER 31, 2010
                                ------------------   ------------------   -------------------
Net Sales ....................     $         --         $         --          $        --

Cost of Sales ................               --                   --                   --
                                   ------------         ------------          -----------

Gross Profit .................               --                   --                   --

Expenses:
  General & Administrative ...           14,810                2,053               16,863
  Legal and Accounting .......           10,000                9,000               34,750
  Consulting .................           36,670               67,932              106,290
                                   ------------         ------------          -----------

Total Expenses ...............           61,480               78,985              157,903
                                   ------------         ------------          -----------

Net (loss) before Income Taxes          (61,480)             (78,985)            (157,903)
                                   ------------         ------------          -----------

Other - Interest Expense .....           (1,375)                  --               (1,375)
                                   ------------         ------------          -----------

Provision for Income Taxes ...               --                   --                   --
                                   ------------         ------------          -----------

Net (loss) ...................     $    (62,855)        $    (78,985)         $  (159,278)
                                   ------------         ============          ===========

Basic and diluted net loss per
 common share ................     $     (0.006)        $     (0.009)
                                   ============         ============

Weighted average number of
 common shares outstanding ...       11,310,110            9,201,667
                                   ============         ============

              The accompanying notes are an integral part of these statements.

                                             F-4

                                            ECOLIVEGREEN CORP.
                                      (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                        FROM NOVEMBER 5, 2008 (INCEPTION) THROUGH DECEMBER 31 2010
                                                (AUDITED)
Par Value of $0.001                                                                               Total
                               Preferred Stock     Common Stock       Additional  Retained    Stockholders'
                               ---------------  --------------------   Paid in    Earnings       Equity
                               Shares   Amount    Shares     Amount    Capital    (Deficit)     (Deficit)
                               ------  -------  ----------  --------  ----------  ---------   ------------
Balance at November 5, 2008
 (date of inception) ........      --  $    --          --  $     --  $       --  $      --   $         --

Common Stock issued for
 patent .....................      --       --   6,862,500     6,862          --         --          6,862

Common stock issued for
 Consulting Services ........      --       --   1,687,500     1,688          --         --          1,688

Net loss for the Period .....      --       --          --        --          --    (17,438)       (17,438)

                               ------  -------  ----------  --------  ----------  ---------   ------------
  Balance December 31, 2008 .      --       --   8,550,000     8,550          --         --         (8,888)
                               ------  -------  ----------  --------  ----------  ---------   ------------

Common Stock issued in
 February, 2009 for cash ....      --       --     450,000       450      10,800         --         11,250

Common Stock issued in
 August, 2009 for cash and
 debt repayment .............      --       --     830,000       830      24,070         --         24,900

Net loss for the period
 ending December 31, 2009 ...      --       --          --        --          --    (78,985)       (78,985)

                               ------  -------  ----------  --------  ----------  ---------   ------------
  Balance December 31, 2009 .      --       --   9,830,000     9,830      34,870    (96,423)       (51,723)
                               ------  -------  ----------  --------  ----------  ---------   ------------

Common Shares issued in June,
 2010 for cash ..............      --       --     550,000       550      19,250         --         19,800

Common Shares issued in June,
 2010 for debt ..............      --       --   1,870,000     1,870      65,450         --         67,320

Common Shares issued in
 September 2010 for cash ....      --       --     300,000       300      10,700         --         11,000

Stock options issued in
 September, 2010 ............      --       --          --        --       1,830         --          1,830

Common Shares issued in
 December 2010 for debt .....      --       --     300,000       300      11,700         --         12,000

Net loss for period ended
 December 31, 2010 ..........      --       --          --        --          --    (62,855)       (62,855)

                               ------  -------  ----------  --------  ----------  ---------   ------------
Balance at December 31, 2010       --       --  12,850,000  $ 12,850  $  143,800  $(159,278)  $     (2,628)
                               ======  =======  ==========  ========  ==========  =========   ============

                     The accompanying notes are an integral part of these statements.

                                                   F-5

                                             ECOLIVEGREEN, CORP.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                                  (Audited)
                                                                                             CUMULATIVE FROM
                                                                                             NOVEMBER 5, 2008
                                                   FOR THE YEAR ENDED  FOR THE YEAR ENDED  (INCEPTION) THROUGH
                                                   DECEMBER 31, 2010   DECEMBER 31, 2009     DECEMBER 31, 2010
                                                   ------------------  ------------------  -------------------
OPERATING ACTIVITIES:
  Net loss ......................................     $    (62,855)       $    (78,985)       $   (159,278)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Issuance of stock options ...................            1,830                  --               1,830
    Issuance of common stock for services .......           33,695              15,750              51,133
    Issuance of common stock for interest .......            1,375                  --               1,375
    Changes in operating assets and liabilities:
      Increase/(Decrease) in accounts payable ...               --              (9,750)                 --
      Increase/(Decrease) in accrued expenses ...           (1,778)              6,503              10,725
                                                      ------------        ------------        ------------

      Net cash used in operating activities .....          (27,733)            (66,482)            (94,215)
                                                      ------------        ------------        ------------

INVESTING ACTIVITIES:
  Increase in equipment .........................               --                  --                  --
                                                      ------------        ------------        ------------

FINANCING ACTIVITIES:
  Issuance of common stock for cash .............           30,800              20,400              51,200
  Loan payable - consultants ....................               --              44,250              44,250
  Increase/(Decrease) - Borrowings-related party            (4,300)              4,300                  --
                                                      ------------        ------------        ------------

    Net cash provided by (used in) financing
     activities .................................           26,500              68,950              95,450
                                                      ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH .................           (1,233)              2,468               1,235
                                                      ------------        ------------        ------------

CASH BEGINNING BALANCE ..........................            2,468                  --                  --

CASH ENDING BALANCE .............................     $      1,235        $      2,468        $      1,235
                                                      ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Taxes paid ....................................     $         --        $         --        $         --
                                                      ============        ============        ============
  Interest paid .................................     $         --        $         --        $         --
                                                      ============        ============        ============

NON-CASH TRANSACTIONS AFFECTING OPERATING,
 INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for patents ..........     $         --                  --        $       6,862
                                                      ============        ============        =============
  Issuance of common stock for debt .............     $     44,250                  --        $      60,000
                                                      ============        ============        =============

                       The accompanying notes are an integral part of these statements.

                                                     F-6

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2010

NOTE 1 ORGANIZATION

         EcoLiveGreen, Corp. (a development stage enterprise) (the Company) was formed on November 5, 2008 in the State of Florida. The Company's activities to date have been primarily directed towards the raising of capital, acquiring and developing intellectual properties and applying and monitoring patents.

NOTE 2 LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT'S PLANS

         The Company's financial statements for the year ended December 31, 2010 have been prepared assuming that it will continue as a going concern. To date, the Company has generated no revenues, has substantial operating losses and an accumulated deficit since its inception in November 2008. The Company incurred a net loss from continuing operations of $62,855 and used $27,733 of cash in operating activities for the year ended December 31, 2010. At December 31, 2010, the Company had a working capital deficit of $9,490, limited financial resources available to pay ongoing financial obligations as they become due and a ($159,278) accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company has principally financed its operations for the year ended December 31, 2010, using proceeds from short term borrowings primarily from the sale of common shares and advances from related parties from time to time. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations.

         Management believes the Company's ability to continue operations are dependent on its ability to continue to raise capital. At the present time, we have no commitments for any additional financing. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that it will raise additional capital as necessary nor can it provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management believes that the ability to raise additional capital could be negatively impacted as a result of its securities not being traded on an active trading market.

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2010

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Method
-----------------

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Intangible Assets
-----------------

         The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the period from November 5, 2008 (inception) to December 31, 2010.

Income Taxes
------------

         The Company accounts for income taxes as outlined in ASC 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2010.

Cash Equivalents
----------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2010

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

Impairment of Long-Lived Assets
-------------------------------

         In accordance with ASC 360-10-05-4 "Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets", which was previously Financial Accounting SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Basic Loss Per Common Share
---------------------------

         Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2010 for purposes of computing fully diluted earnings per share.

Dividends
---------

         The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2010

Share-Based Payments
--------------------

         The Company adopted ASC 718 "Compensation - Stock Compensation", which was previously Statement of Financial Accounting standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", which the company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Bulletin No. 107("SAB No. 107"), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

         Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company adopted the provisions of the SFAS 123R in its fiscal year ended December 31, 2008 using the modified prospective application method.

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

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2010, the Company had no amounts in excess of the FDIC insured limit.

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

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2010

Reclassification
----------------

         Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation. Those reclassification adjustments had no effect on the Company's previously reported net loss.

Recent Accounting Pronouncements
--------------------------------

         In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance.

         In June 2009 the FASB issued ASC 860, formerly SFAS 166, "Accounting for Transfers of financial Assets -- an amendment of FASB Statement No. 140" (ASC 860). ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. ASC 860 will be effective April 1, 2010. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position and results of operations.

         In June 2009 the FASB issued ASC 810, formerly SFAS 167, "Amendments to FASB Interpretation No. 46(R)" (ASC 810). ASC 810 eliminates Interpretation 46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)'s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC 810 will be effective April 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position and results of operations.

         In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures -- Overall. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this Update clarify that a reporting entity is not required to include a separate input or

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2010

adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

         The FASB has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

         In September 2009, the FASB issued ASU No. 2009-14, "Software (Topic
985) -- Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, "Software-Revenue Recognition;" thus, these arrangements are excluded from this update. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on our financial position or results of operations.

         The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, as this standard relates specifically to disclosures, the adoption will not have an impact on the Company's financial position and results of operations.

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2010

         In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition-- Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

Subsequent Events
-----------------

         We evaluated subsequent events through the date and time our financial statements were issued.

NOTE 4 GOING CONCERN

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

NOTE 5 INCOME TAXES

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

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2010

         There is no provision for income taxes due to continuing losses. At December 31, 2010, the Company has net operating loss carryforwards for tax purposes of approximately $159,000 which expire through 2030. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

         The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 6 RELATED PARTY TRANSACTIONS

         On November 10, 2008, the company entered into agreement to acquire the intellectual properties of two (2) pending patents (after consolidation) in the specific area of fluorescent bulbs for $6,862. This agreement was entered into the exact same three (3) officers and directors that are the present officers and directors of our company. We issued a total of 6,862,500 shares for the intellectual properties of these two (2) pending patents rather than the payment of cash or equivalent as provided within said agreement.

         On December 10, 2008, the company entered into an agreement with Steven Adelstein, its independent consultant, for the amount of $60,000. This amount ($60,000) represented consulting services were rendered from January 1, 2009 until December 31, 2009 in equal monthly installments. Under the terms and conditions of the agreement, the Company was advanced cash and cash equivalents as required to pay for filing expenses including filing fees with the Securities and Exchange Commission, audit fees for the audited financials as of December 31, 2008, and certain defined operating expenses. The balance for services provided was for consulting from time to time by Mr. Adelstein as defined in said agreement.

         The total amount of $60,000 was financed by the Company from a note to Mr. Adelstein, having interest commences to accrue at January 1, 2010, at 7.2%, having both interest and principal payable with a balloon payment on December 31, 2012. The note was convertible into common shares at $0.05 per share at the discretion of note holder, and assigns until December 31, 2012. There were no pre-payment penalties and interest was compounded annually. The amount outstanding at December 31, 2010 was $0 and at December 31, 2009 was $44,250.

         Mr. Adelstein agreed to purchase an additional 525,000 common shares in February, 2009 at $0.03 per share for a total of $15,750 therefore reducing his note by $15,750. The company, on June 8, 2010, converted the total amount of Mr. Adelstein's note for the issuance of common shares at $0.036 per share. Mr. Adelstein is the husband of Judith Adelstein, a shareholder at December 31, 2010.

         From time to time, the company borrows funds from shareholders of the company. At December 31, 2010 and December 31, 2009, the company owed $0 and $4,300, respectively.

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2010

         The Company does not lease or rent any property. Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 PURCHASE AGREEMENT FOR INTELLECTUAL PROPERTY.

         On November 5, 2008, EcoLiveGreen, Corp. entered into an Intellectual Property Agreement with the inventor, developer and owner of three (3) patents pending which claim commercial lighting technology having energy savings and being environmentally friendly. Pursuant to this agreement, the Company acquired solely the intellectual property and related rights to these three (3) pending patents. The total consideration for the intellectual property purchased was the issuance of 6,862,500 common shares of EcoLiveGreen, Corp. The issued common shares were allocated, in part, to three (3) individuals involved with facilitating the development of the intellectual property as defined in the Intellectual Property Agreement. The three (3) individuals receiving common shares are the officer and directors of our Company.

NOTE 8 INTELLECTUAL PROPERTY COSTS

         The Company has capitalized costs of $6,862 in acquiring their intellectual properties at December 31, 2010. The Company will began to amortize its intellectual properties costs, using the straight-line method over the estimated useful life of three (3) years, once it is put into service. At December 31, 2010, the intellectual properties have not been put in service and therefore, amortization has not commenced.

NOTE 9 EQUITY TRANSACTIONS

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

         On December 10, 2008, the Company issued 1,687,500 shares of common stock to Steven Adelstein for consulting services rendered in the amount of $1,688. Mr. Adelstein is a related party.

         In February, 2009, the Company issued 450,000 shares of common stock for $0.025 per share to an investor for cash in the amount of $11,250.

         In August, 2009, the Company issued 830,000 shares of common stock for $0.03 per share pursuant to the company's Form S-1 filing with the Securities and Exchange Commission to various investors for cash and consideration of $24,900.

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2010

         In June, 2010, the company issued 2,420,000 shares of common stock for $0.036 per share as follows:

            o 550,000 shares of common stock for $19,800 to two (2) existing stockholders.

            o 1,870,000 shares of common stock for conversion of debt in the amount of $67,320 to two (2) existing stockholders. These shareholders are related parties.

         On June 8, 2010, the company amended its articles of incorporation and bylaws to increase the authorized common stock to 500,000,000 common shares and provide for 10,000,000 shares of "blank check" preferred stock, each with a par value of $0.001 per share.

         In September, 2010, the Company issued 300,000 shares of common stock for $0.036 per share to Steven Adelstein, an existing stockholder and related party, for cash in the amount of $11,000.

         In connection with the shares issued in September 2010, the Company issued 300,000 stock options at an exercise price of $.04 per option that were exercisable through December 31, 2010. In December, 2010, the options were exercised and the Company issued 300,000 shares of common stock for $0.04 per share to Steven Adelstein, an existing stockholder and related party, for payment of debt, in the amount of $12,000.

         The company has no outstanding options and warrants at December 31, 2010.