Form 10-Q
period 2011-03-31
Ecolivegreen Corp
filed 2011-04-26
CIK 1452920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2011
Common Stock, $0.001	13,000,000 shares

ECOLIVEGREEN CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010 (audited)	3

Condensed Statements of Operations for the three and nine months ended March 31, 2011 and 2010 and the cumulative period from November 5, 2008 (inception) through March 31, 2011	4

Consolidated Statements of Shareholders' Equity from November 5, 2008 (inception) through March 31, 2011	5

Condensed Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 and the cumulative period from November 5, 2008 (inception) through March 31, 2011	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T. Controls and Procedures	16

Part II Other Information	17

Item 1. Legal Proceeding.	17

Item 1A. Risk Factors.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3. Defaults Upon Senior Securities.	17

Item 4. (Removed and Reserved).	17

Item 5. Other Information.	17

Item 6. Exhibits.	17

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	March 31, 2011	December 31, 2010

CURRENT ASSETS:
Cash and equivalents	$1,235	$1,235
Total Current Assets	1,235	1,235

OTHER ASSETS:
Intellectual assets, net	6,862	6,862

Total Assets	$8,097	$8,097

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	9,463	10,725
Loans from related parties	1,289	—
Total Current Liabilities	10,752	10,725

TOTAL LONG TERM LIABILITIES	—	—

TOTAL LIABILITIES	10,752	10,725

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 100,000,000 shares authorized; 13,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2010	$13,000	$12,850
Additional paid in capital	151,150	143,800
Deficit accumulated during the development stage	(166,805)	(159,278)
Total Stockholders' Equity	(2,655)	(2,628)

Total Liabilities and Stockholders' Equity	$8,097	$8,097

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period November 5, 2008 (inception) through March 31, 2011

(Unaudited)

			Cumulative from
	For the three	For the three	November 5, 2008
	months ended	months ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	650	1,500	35,400
Consulting	5,377	—	111,667
General and Administrative	1,500	500	18,363
Total Operating Expenses	7,527	2,000	165,430

Operating Loss	(7,527)	(2,000)	(165,430)

Other income/expenses:
Interest expense	—	797	(1,375)
Total Other Income/ (Expenses)	—	(797)	(1,375)

Net (loss) before Income Taxes	(7,527)	(2,797)	(166,805)

Provision for Income Taxes	—	—	—

Net (loss)	$(7,527)	$(2,797)	$(166,805)

Basic and diluted net loss per common share	**	**	**

Weighted average number of common shares outstanding	12,851,667	9,830,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FROM NOVEMBER 5, 2008 (INCEPTION) THROUGH MARCH 31, 2011

(Unaudited)

					Additional	Retained	Total
Par Value of $0.001	Preferred Stock		Common Stock		Paid in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at November 5, 2008 (date of inception)			—	$—	$—	$—	$—

Common Stock issued for patent			6,862,500	6,862	—	—	6,862

Common stock issued for Consulting Services			1,687,500	1,688	—	—	1,688

Net loss for the Period			—	—	—	(17,438)	(17,438)

Balance December 31, 2008			8,550,000	8,550	—	—	(8,888)

Common Stock issued in February, 2009 for cash			450,000	450	10,800	—	11,250

Common Stock issued in August, 2009 for cash and debt repayment			830,000	830	24,070	—	24,900

Net loss for the period ending December 31, 2009			—	—	—	(78,985)	(78,985)

Balance December 31, 2009	—	—	9,830,000	9,830	34,870	(96,423)	(51,723)

Common Shares issued in June, 2010 for cash			550,000	550	19,250	—	19,800

Common Shares issued in June, 2010 for debt			1,870,000	1,870	65,450	—	67,320

Common Shares issued in September 2010 for cash			300,000	300	10,700	—	11,000

Stock options issued in September, 2010			—	—	1,830	—	1,830

Common Shares issued in December 2010 for debt			300,000	300	11,700	—	12,000

Net loss for period ended December 31, 2010			—	—	—	(62,855)	(62,855)

Balance at December 31, 2010	—	—	12,850,000	$12,850	$143,800	$(159,278)	$(2,628)

Common Shares issued in March 2011 for debt			150,000	150	7,350	—	7,500

Net loss for the three months ended March 31, 2011			—	—	—	(7,527)	(7,527)

Balance at March 31, 2011	—	—	13,000,000	$13,000	$151,150	$(166,805)	$(2,655)

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 5, 2008 (inception) through March 31, 2011

			Cumulative from
	For the three	For the three	November 5, 2008
	months ended	months ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011

OPERATING ACTIVITIES:
Net loss	$(7,527)	$(2,797)	$(166,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options	—	—	1,830
Issuance of common stock for interest	—	—	1,375
Issuance of common stock for services	7,500	—	58,633

Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	—	1,500	—
Increase/(Decrease) in accrued expenses	(1,262)	(10,600)	9,463

Net cash used in operating activities	(1,289)	(11,897)	(95,504)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	51,200
Loan Payable - consultants	—	—	44,250
Loans payable - related parties	1,289	10,897	1,289

Net cash provided by (used in) financing activities	1,289	10,897	96,739

NET INCREASE IN CASH	—	(1,000)	1,235

CASH BEGINNING BALANCE	1,235	2,468	—

CASH ENDING BALANCE	$1,235	$1,468	$1,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2010 and 2009 and the period November 5, 2008 (Inception) through December 31, 2010 were filed on March 30, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 and for the period November 5, 2008 (Inception) through March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

NOTE 2 – DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

ECOLIVEGREEN CORP. ("ELG CORP.") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. We are currently processing three (3) patents  in the area of commercial lighting of which one (1) was approved on June 29, 2010; and  two (2) are pending , which claim a commercial lighting technology which is energy saving and environmentally friendly. Both patents are in the area of commercial lighting technology which is designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers.

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

In September, 2010, we have filed two (2) additional pending patent numbers with the United States Patent Office and currently the patents are pending through the process in the areas of digital music and waste water treatment.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

As of March 31, 2011, we had an accumulated deficit of ($166,805).  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

MARCH 31, 2011

(UNAUDITED)

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

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 5, 2008 (inception) to March 31, 2011, the Company recognized no revenues.

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

MARCH 31, 2011

(UNAUDITED)

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on April 15, 2011.

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

MARCH 31, 2011

(UNAUDITED)

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

In September, 2010, the Company issued 300,000 shares of common stock for $0.036 per share to an investor (Steven Adelstein, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $11,000. In connection with the shares issued in September, 2010, the Company issued 300,000 stock options at an exercise price of $.04 per option that are exercisable through December 31, 2010.

In March, 2011, the Company issued 150,000 shares of common stock for $0.05 per share to an investor (Steven Adelstein, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $7,500.  Additionally, the Company issued an option to the same investor and/or assigns to acquire a maximum of 600,000 shares of common stock for $0.05 per share expiring on or before September 30, 2011.

In December, 2010, the Company issued 300,000 shares of common stock for $0.04 per share to an investor (Steven Adelstein, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $12,000.

In March, 2011, the Company issued 150,000 shares of common stock for $0.05 per share to an investor (Steven Adelstein, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $7,500.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2011, the Company had no amounts in excess of the FDIC insured limit.

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

MARCH 31, 2011

(UNAUDITED)

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

Mr. Adelstein is the husband of Judith Adelstein, a shareholder at March 31, 2011.

From time to time, the company borrows funds from shareholders and/or related parties of the company.  At March 31, 2011 and December 31, 2010, the company owed $1,289 and $0, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 30, 2011 with the Securities and Exchange Commission and are hereby referenced.

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

Overview

ECOLIVEGREEN CORP. ("ELG CORP.") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. We currently are processing five (5) patents of which one (1) was approved June 29, 2010 and four (4) are pending. The patents are in the specific area of commercial lighting technology designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers and digital music and waste water treatment.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $95,504 from inception of November 5, 2008 to March 31, 2011 and has an accumulated deficit of ($166,805) through March 31, 2011.

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

As our revenues commence, we plan to continue to invest in marketing and sales by increasing the number of direct sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2011. We do not expect our revenues to increase significantly until 2012.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, vice president and chief financial officer have foregone full salary payments during the initial stages of the business from inception (November 5, 2008) through March 31, 2011, we anticipate compensation to commence upon obtaining environmentally-safe products resulting in revenue recognition. In addition, we believe in the 2011 fiscal year that the compensation packages required to attract the senior executives for similar companies will require our company to execute against its business plan that will result in increases of our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended March 31, 2011 Compared to March 31, 2010

Revenues. The Company’s revenues for the three months ended March 31, 2011 and 2010 were $0. From inception (November 5, 2008) through March 31, 2011, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended March 31, 2011 were $650 as compared to $1,500 for the three months ended March 31, 2010.  These expenses were a direct result of professional fees associated with the company’s normal fees and filings required by the Securities and Exchange Commission.

Consulting. Consulting expenses for the three (3) months ended March 31, 2011 were $5,377 as compared to $0 for the three (3) months ended March 31, 2010.  The increase in consulting expenses for the three month period was a result of the fees associated with the continuance of preparation and filing of patents.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 were $1,500 compared to $500 for the three months ended March 31, 2010.  The increase of $1,000 in General and Administrative expenses was a result of the company’s current and normal operations during the three (3) months ended March 31, 2011.

Net Loss. Net loss for the three months ended March 31, 2011 was ($7,527) as compared to ($2,797) for the three months ended March 31, 2010.  The increase in net loss for the three months ended March 31, 2011 was primarily a direct result of the application processing and review of existing patents and pending patents including application processes.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash to meet its need for cash. Since its inception, the Company has been funded by its founders, stockholders and related parties with advances and loans and through the sale of common shares including its initial public offering.  At March 31, 2011, we had a working capital deficit of ($9,517) and an accumulated deficit of ($166,805), as compared to a working capital deficit of ($9,490) and an accumulated deficit of ($159,278) at December 31, 2010.

As of March 31, 2011 and December 31, 2010, total current assets were $8,097 and $8,097 respectively.

As of March 31, 2011, total current liabilities were $10,752 represented by current accounts payable.  As of December 31, 2010, total current liabilities were $10,725, which consisted of accrued expenses of $9,463 and $1,289 of loans from related parties.

Cash flows from financing activities and cash generated through the company’s issuance of commons shares including its initial public offering and loans from related parties represented the Company’s principal source of cash since November 5, 2008 (inception) through March 31, 2011.

Material Commitments

We entered into an agreement with a third party independent contractor to assist in various financial matters, patent application procedures for a total of $60,000 in accordance with the agreement, the term was from January 1, 2009 through December 31, 2009. In June, 2010, the Company issued common shares as full repayment of this obligation. At March 31, 2011, we had no material commitments or agreements.

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

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2011, the Company issued to Steven Adelstein, (a stockholder consultant and related party) 150,000 common shares for a total reduction of debt of $7,500 ($0.05 per common share).

Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

ECOLIVEGREEN CORP.

DATE: April 26, 2011	By:	/s/ Len Bryan
Len Bryan
President, Principal Executive Officer