Form 10-Q
period 2011-09-30
Ecolivegreen Corp
filed 2011-11-03
CIK 1452920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2011
Common Stock, $0.001	13,430,000 shares

ECOLIVEGREEN CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010 (audited)	3

Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and the cumulative period from November 5, 2008 (inception) through September 30, 2011	4

Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and the cumulative period from November 5, 2008 (inception) through September 30, 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T. Controls and Procedures	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. (Removed and Reserved).	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Item 1.  Financial Statements

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	September 30, 2011	December 31, 2010

CURRENT ASSETS:
Cash and equivalents	$—	$1,235
Total Current Assets	—	1,235

OTHER ASSETS:
Intellectual assets, net	6,862	6,862

Total Assets	$6,862	$8,097

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	2,943	10,725
Loans from related parties	8,039	—
Total Current Liabilities	10,982	10,725

TOTAL LONG TERM LIABILITIES	—	—

TOTAL LIABILITIES	10,982	10,725

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 100,000,000 shares authorized; 13,430,000 shares issued and outstanding as of September 30, 2011 and 12,850,000 shares issued and outstanding as of December 31, 2010	$13,430	$12,850
Additional paid in capital	172,220	143,800
Deficit accumulated during the development stage	(189,770)	(159,278)
Total Stockholders' Equity	(4,120)	(2,628)

Total Liabilities and Stockholders' Equity	$6,862	$8,097

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period November 5, 2008 (inception) through September 30, 2011

(Unaudited)

					Cumulative from
	For the three	For the three	For the nine	For the nine	November 5, 2008
	months ended	months ended	months ended	months ended	(inception) thru
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	2,500	500	4,650	3,500	39,400
Consulting	7,435	26,605	19,592	26,955	125,882
General and Administrative	2,800	3,601	6,250	7,868	23,113

Total Operating Expenses	12,735	30,706	30,492	38,323	188,395

Operating Loss	(12,735)	(30,706)	(30,492)	(38,323)	(188,395)

Other income/expenses:
Interest expense	—	—	—	(1,375)	(1,375)
Total Other Income/ (Expenses)	—	—	—	(1,375)	(1,375)

Net (loss) before Income Taxes	(12,735)	(30,706)	(30,492)	(39,698)	(189,770)

Provision for Income Taxes		—		—

Net (loss)	$(12,735)	$(30,706)	$(30,492)	$(39,698)	$(189,770)

Basic and diluted net loss per common share	$(0.004)	$(0.003)	$(0.002)	$(0.003)

Weighted average number of common shares outstanding	13,005,000	12,350,000	13,019,524	12,300,000

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 5, 2008 (inception) through September 30, 2011

			Cumulative from
	For the nine	For the nine	November 5, 2008
	months ended	months ended	(Inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
OPERATING ACTIVITIES:
Net loss	$(30,492)	$(39,698)	$(189,770)
Adjustments to reconcile net loss to net cash used in operating activites:
Issuance of stock options	—	1,830	1,830
Issuance of common stock for debt	21,500	1,375	22,875
Issuance of common stock for services	7,500	21,695	58,633

Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	—	3,601	—
Increase/(Decrease) in accrued expenses	(7,782)	(12,503)	2,943

Net cash used in operating activities	(9,274)	(23,700)	(103,489)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	30,800	51,200
Loan Payable - consultants	—	—	44,250
Loans payable - related parties	8,039	(4,300)	8,039

Net cash provided by (used in) financing activities	8,039	26,500	103,489

NET INCREASE IN CASH	(1,235)	2,800	—

CASH BEGINNING BALANCE	1,235	2,468	—

CASH ENDING BALANCE	$—	$5,268	$—

CASH TRANSACTIONS EFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for patents	$—	$—	$6,862
Issuance of common stock for debt	$—	$44,250	$60,000

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2010 and 2009 and the period November 5, 2008 (Inception) through December 31, 2010 were filed on March 30, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2011 and for the period November 5, 2008 (Inception) through September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

NOTE 2 – DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

ECOLIVEGREEN CORP. ("ELG CORP.") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. We are currently processing and developing six (6) patents in the area of commercial lighting, digital music and waste water management. Of the six (6) patents, two (2) have been approved by the USPTO (United States Patent and Trademark Office) on June 29, 2010 and April 5, 2011; which claim a commercial lighting technology which is energy saving and environmentally friendly. Both approved patents by the USPTO are in the area of commercial lighting technology which is designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers.

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

We have four pending (4) additional patent numbers with the USPTO and currently the patents are pending through the various processes in the areas of digital music (one (1) patent pending), waste water treatment (two (2) patents pending) and commercial lighting (one (1) patent pending).

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

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

As of September 30, 2011, we had an accumulated deficit of ($189,770).  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

SEPTEMBER 30, 2011

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

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 5, 2008 (inception) to September 30, 2011, the Company recognized no revenues.

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

SEPTEMBER 30, 2011

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on October 15, 2011.

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

SEPTEMBER 30, 2011

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

In September, 2011, the Company issued 230,000 shares of common stock for $0.05 per share to related parties (Tammi Shnider was issued 180,000 shares and Steven Adelstein was issued 50,000 shares) for conversion of debt in the amount of $11,500.

At September 30, 2011, there were no options and/or warrants outstanding.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2011, the Company had no amounts in excess of the FDIC insured limit.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

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

Mr. Adelstein is the husband of Judith Adelstein, a shareholder at September 30, 2011.

From time to time, the company borrows funds from shareholders and/or related parties of the company.  At September 30, 2011 and December 31, 2010, the company owed $604 and $0, respectively.

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

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.  In September, 2011, the Board of Directors approved a Form S-1 to be filed with the Securities and Exchange Commission to register 1,500,000 common shares. There are no assurances that the company will file this Form S-1 and, if filed, will become effective and, if effective, the shares will be sold. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Since inception, we have been issued two (2) patents in the specific area of commercial lighting technology designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers and one (1) patent in the specific area of waste water management.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $96,054 from inception of November 5, 2008 to September 30, 2011 and has an accumulated deficit of ($189,770) through September 30, 2011.

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

As our revenues commence, we plan to continue to invest in marketing and sales by increasing the number of direct sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the first quarter of 2012. We do not expect our revenues to increase significantly until late 2012.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, vice president and chief financial officer have foregone full salary payments during the initial stages of the business development from inception (November 5, 2008) through September 30, 2011, we anticipate compensation to commence upon obtaining environmentally-safe products resulting in revenue recognition. In addition, we believe in the 2012 fiscal year that the compensation packages required to attract the senior executives for similar companies will require our company to execute against its business plan that will result in increases of our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended September 30, 2011 and 2010

Revenues. The Company’s revenues for the three (3) months ended September 30, 2011 and 2010 were $0. From inception (November 5, 2008) through September 30, 2011, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three (3) months ended September 30, 2011 were $2,500 as compared to $500 for the three (3) months ended September 30, 2010.  These expenses were a direct result of professional fees associated with the company’s normal expenses with the filings required by the Securities and Exchange Commission.

Consulting. Consulting expenses for the three (3) months ended September 30, 2011 were $7,435 as compared to $26,605 for the three (3) months ended September 30, 2010. The decrease in consulting fees of $19,170 for the three (3) month period resulting in the timing of consulting fees with patents that were required for the three (3) months ending September 30, 2010.

General and Administrative Expenses. General and administrative expenses for the three (3) months ended September 30, 2011 were $2,800 compared to $3,601 for the three (3) months ended September 30, 2010.  The decrease of $801 in General and Administrative expenses was a result of the company’s current and normal operations during the three (3) months ended September 30, 2011.

Net Loss. Net loss for the three (3) months ended September 30, 2011 was ($12,735) as compared to ($30,706) for the three (3) months ended September 30, 2010.  The decrease in net loss for the three (3) months ended September 30, 2011 was primarily a direct result of the application processing and review of existing patents and pending patents including application processes.

Results for the Nine Months Ended September 30, 2011 and 2010

Revenues. The Company’s revenues for the nine (9) months ended September 30, 2011 and 2010 were $0. From inception (November 5, 2008) through September 30, 2011, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine (9) months ended September 30, 2011 were $4,650 as compared to $3,500 for the nine (9) months ended September 30, 2010.  These expenses were a direct result of professional fees associated with the company’s normal fees and filings required by the Securities and Exchange Commission.

Consulting. Consulting expenses for the nine (9) months ended September 30, 2011 were $19,592 as compared to $19,520 for the nine (9) months ended September 30, 2010.  These consulting expenses for the nine (9) month period were a result of the costs and expenses associated with the continuance of the development, preparation and filing of patents.

General and Administrative Expenses. General and administrative expenses for the nine (9) months ended September 30, 2011 were $6,250 compared to $7,868 for the nine (9) months ended September 30, 2010.  The decrease of $1,618 in General and Administrative expenses was a result of the company’s current and normal operations during the nine (9) months ended September 30, 2011.

Net Loss. Net loss for the nine (9) months ended September 30, 2011 was ($30,492) as compared to ($32,263) for the nine (9) months ended September 30, 2010.  The decrease in net loss for the nine (9) months ended September 30, 2011 was primarily a direct result of the application processing and review of existing patents and pending patents including application processes.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash to meet its requirements for cash. Since its inception, the Company has been funded by its founders, stockholders and related parties with advances and loans and through the sale or conversion of debt of common shares including its initial public offering.  At September 30, 2011, we had a working capital deficit of ($4,120) and an accumulated deficit of ($189,770), as compared to a working capital deficit of ($9,490) and an accumulated deficit of ($159,278) at December 31, 2010.

As of September 30, 2011 and December 31, 2010, total current assets were $0 and $1,235 respectively.

As of September 30, 2011, total current liabilities were $10,982 represented by $10,378 of accrued expenses and $604 of advances from related party.  As of December 31, 2010, total current liabilities were $10,725, which consisted of accrued expenses.

Cash flows from financing activities and cash generated through the company’s issuance of commons shares including its initial public offering and loans from related parties represented the Company’s principal source of cash since November 5, 2008 (inception) through September 30, 2011.

Material Commitments

We entered into an agreement with a third party independent contractor to assist in various financial matters, patent application procedures for a total of $60,000 in accordance with the agreement, the term was from January 1, 2009 through December 31, 2009. In June, 2010, the Company issued common shares as full repayment of this obligation. At September 30, 2011, we had no material commitments or agreements.

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

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2011, the Company issued a total of 230,000 common shares to related parties (Steven Adelstein was issued 50,000 shares and Tammi Shnider, 180,000 shares), These shares were issued as payment of debt at $0.05 per common share for a total of $11,500.

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

ECOLIVEGREEN CORP.

DATE: November 3, 2011	By:	/s/ Len Bryan
Len Bryan
President, Principal Executive Officer