Form 10-K
period 2011-12-31
Ecolivegreen Corp
filed 2012-02-07
CIK 1452920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended: December 31, 2011
                           -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number: 333-157459
                        ----------

                               ECOLIVEGREEN CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                     26-3941151
            -------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

7076 SPYGLASS AVENUE PARKLAND, FL                         33076
---------------------------------                       ----------
(Address of principal executive office)                 (Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).       [X] Yes [ ] No

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

         Large accelerated filer [ ]      Accelerated filer [ ]
         Non-accelerated filer [ ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                           [ ] Yes [X] No

As of December 31, 2011, the aggregate market value of such shares held by non-affiliates of the Registrant's common stock was approximately $180,000. Shares of the Registrant's common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              CLASS OF STOCK                    SHARES AS OF JANUARY 4, 2012
      ---------------------------------         ---------------------------
      Preferred Stock, $0.001 par value                          0
       Common Stock, $0.001 par value                   14,377,500

                               ECOLIVEGREEN CORP.
                                   FORM 10-K
                 For the Fiscal Period Ended December 31, 2011

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Cautionary Note Regarding Forward-Looking Statements .......................   3

Availability Of Information ................................................   4

PART I
     Item 1.  Business .....................................................   5

     Item 1A. Risk Factors .................................................  10

     Item 1B. Unresolved Staff Comments ....................................  14

     Item 2.  Properties ...................................................  14

     Item 3.  Legal Proceedings ............................................  14

     Item 4.  Submission Of Matters To A Vote Of Security Holders ..........  14

PART II
     Item 5.  Market For Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities .........  15

     Item 6.  Selected Financial Data ......................................  15

     Item 7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................  16

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...  19

     Item 8.  Financial Statements and Supplementary Data ..................  19

     Item 9.  Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure ..................................  19

     Item 9A. Controls and Procedures ......................................  19

     Item 9B. Other Information ............................................  21

PART III
     Item 10. Directors, Executive Officers and Corporate Governance .......  21

     Item 11. Executive Compensation .......................................  24

     Item 12. Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters ................  26

     Item 13. Certain Relationships and Related Transactions ...............  27

     Item 14. Principal Accounting Fees and Services .......................  27

PART IV
     Item 15. Exhibits - Financial Statement Schedules .....................  28

OTHER
     Signatures ............................................................  28

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

   o  despite the seasonal nature of our business; and,

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

                                     PART I

ITEM 1. BUSINESS

BACKGROUND AND CORPORATE INFORMATION
------------------------------------

INTRODUCTION

ECOLIVEGREEN CORP. ("ELG CORP.", "EcoLiveGreen Corp") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products including, but not limited to, applications of patents with the U.S. Patent and Trademark Office.

We commenced our initial public offering on March 10, 2009, pursuant to that certain Registration Statement on Form S-1 (Commission File No. 333-157495), which was declared effective by the Securities and Exchange Commission on that date. We sold 830,000 shares of Common Stock in the offering providing proceeds to us in the amount of $24,900.

As of December 31, 2011, we had an accumulated deficit of ($229,856). Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

Our principal executive office is located at 7076 Spyglass Avenue, Parkland, FL 33076. Our telephone number is (954) 599-3672. We were incorporated under the laws of the State of Florida on November 5, 2008.

COMPANY DESCRIPTION

OVERVIEW
--------

In third quarter 2008, three (3) engineers founded our company and continued the discussions of filing patents related to developing products having ecological properties together with the potential of economic substance. As the discussions progressed, they resolved the requirements for an LED drop ceiling troffer as compared to the typical fluorescent lighting systems. In November, 2007, an initial application was submitted to the U.S. Patent and Trademark Office (USPTO) in the science of Light-emitting Diode (LED) lighting which ultimately resulted in several modifications having the initial patent issuance on June 29, 2010. Currently, the company has filed patent applications in three (3) distinct and separate areas as further explained below. At December 31, 2011, the summary of patent applications and issuances are as follows:

   o Patents Issued: four (4) having two (2) in the field of LED lighting and two (2) in the field of waste water management

   o  Applications with Notices of Allowance: None

   o Additional Applications Pending with the USPTO : three (3) having one (1) in the field of LED lighting; one (1) in the field of waste water management and one (1) in the field of digital music

   o One (1) Application for certain territorial rights under the Patent Cooperation Treaty (PCT) in the field of waste water management

The following further describes the Company's applications and patent issuances with the USPTO:

LED CEILING TILE TROFFER REPLACEMENT

This product has several patented and patent pending technologies included within. It is a simple plug-and-play luminaire that simply replaces a ceiling tile. Power is supplied via a plug that comes from a transformer mounted above the ceiling. Only the transformer needs to be installed by a licensed electrician. The tiles may be moved around the drop ceiling at will by any non-licensed maintenance man. Additionally, these tiles light the room with healthful color rather than the cold white color that is typical of standard fluorescent lamps. The color may be adjusted from warm to cooler white depending upon the location. Also, patented technology allows the light to automatically adjust to the ambient lighting conditions to reduce light output when not needed. This saves money, energy, and the environment. The LED tiles contain no mercury, as do fluorescent lamps. Several patents protect the way the light is distributed from the LED tile so that eyes are not damaged by intense light typical of modern high-powered LEDs.

SANITARY WASTEWATER CONCENTRATOR

It is the norm for municipalities and other urban developments to collect the generated sanitary wastewater from homes, schools, hospitals, restaurants, hotels and other commercial establishments through its defined wastewater systems. The wastewater is transported in the collection system of underground pipes which flow by gravity or by a pressurized pumping process to a centralized (regional) treatment facility for purification and final disposal of the water and solids generated.

The waste water collection system, can in some instances, become hydraulically overloaded due to urban sprawl. Alternatively, the rate of flow can exceed the capacity of the sewer main piping which causes flow and capacity concerns. To best solve this problem it may be necessary to lay a parallel pipeline and increase the hydraulic pressure on the system to increase the force of wastewater through the existing pipe at the additional cost, including but not limited to, laying of the pipeline, disruption or limitation of normal services, energy and safety issues.

Our invention claims a system constructed of a group of components located at a strategic position along the pipeline of the sewage collection system positioned upstream of the regional treatment facility based on the sewer main calculated at the excessive hydraulic loading point.

The collected array of components forms a system for separating a portion of the solids from a portion of the wastewater. The concentrated solids are reintroduced into the collection system for transport to the treatment plant; the separated and purified water can then be reused locally for land irrigation or industrial applications. Our inventive system is equipped with controls to adjust for variations in the daily or seasonal hydraulic loading of the piping system.

MINIATURE HYBRID REVERBERATION SYSTEM

Modern Reverberation in sound studios is accomplished using Digital Signal Processing. Legacy Reverberation systems used large chamber rooms with cement walls, large plates the size of a queen sized mattress, and springs for less realistic lower cost reverb. In our modern world, there is always a great demand for legacy systems since the sound can never be 100% duplicated by modern Digital Signal Processing. However, these legacy systems are huge taking as much real-estate as the sound room itself. To justify this problem, we have invented a hybrid system. Using patent pending technology, we miniaturize the large chamber room and large plates into a rack sized system.

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

Our business strategy is to provide quality products in the environmentally safe areas and operate at a profit. Our primary focus over the next twelve (12) months will be to concentrate our efforts on obtaining approval of our patent pending applications; testing, approving and developing our patents that have been issued and developing and/or acquiring other product candidates to bring to the marketplace.

THE MARKET

There is no way to accurately estimate the overall market for our products.

MANAGEMENT

It is intended that our officers will provide all the labor for the company initially and then, if required, hiring either employees or using independent contractors as product development requires in achieving sales growth demands.

COMPETITION

The market for environmentally safe products and direct sales consultants is large and intensely competitive. We compete directly with direct selling organizations and companies that manufacture environmentally safe products. Many of the Company's competitors (if not substantially all) have much greater name recognition and financial resources than our Company. In addition, environmentally safe products can be purchased in a wide variety of channels of distribution. We compete with other organizations and environmentally safe product companies, some of which have a longer operating history and higher visibility, name recognition, and having substantial financial resources as compared to our limited funding and historical lack of financial resources.

STAFFING

As of December 31, 2011, EcoLiveGreen, Corp. has no permanent staff other than its part time utilization of our officers and directors. Our officers and directors have contributed their time as required for no salary or fringe benefits.

We utilize the services of outside consultants and professionals including, but not limited to, financial, engineering, legal and accounting as deemed appropriate by management from time to time.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of December 31, 2011, EcoLiveGreen, Corp. has no employees other than its current officers and directors. There are no employment agreements in existence. The company presently does not have, pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, the company may adopt plans in the future. There are presently no personal benefits available to the company's officers and directors.

During the initial implementation of our marketing strategy, the company intends to hire independent consultants to develop and market its products, rather than hire full time development, consulting, marketing and administrative employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the filing of the Form 10-K for the period ended December 31, 2011 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

From inception (November 5, 2008) to December 31, 2011, the company's business operations have primarily been focused on developing our business plan and researching potential products and markets in the environmentally-safe areas.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. EcoLiveGreen, Corp. was incorporated in the State of Florida on November 5, 2008 and we are a development stage company. We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See "Risk Factors"). To become profitable and competitive, we must develop the business, marketing plan, and execute the plans. Our officers, directors and related parties undertake to provide us with initial operating and loan capital to sustain our business plan over the next twelve(12) month period partially through advances from related parties, sale of securities and we will seek alternative financing through means such as borrowings from institutions or private individuals. There are no assurances that third party borrowings or financings are available to the Company and, if so, under the terms and conditions acceptable.

PLAN OF OPERATION

Since inception (November 5, 2008) to December 31, 2011, EcoLiveGreen, Corp. has spent a total of $229,856 on the start-up, research and development costs. We have not yet generated any revenue from business operations.

The company incurred expenditures from inception (November 5, 2008) to December 31, 2011 of $45,250 for accounting services, the preparation of audited financial statements, tax returns and legal services. The company also had expenditures of $153,883 for consultants and $29,348 for general and administrative costs.

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

   o  any loss of key members of our three (3) management; and,

   o unexpected changes in economic situations or legal environment including changes and modifications to patent laws worldwide.

You should read and consider the information set forth in "Risk Factors" and all other information set forth in this filing.

SUMMARY FINANCIAL INFORMATION

The following table sets forth a summary of the financial data for EcoLiveGreen, Corp. for the period ended December 31, 2011 and 2010. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes appearing elsewhere in this filing.

                                               12 Months Ended   12 Months Ended
                                                 December 31,      December 31,
                                                     2011             2010
                                               ---------------   ---------------
Revenues ...................................      $      --         $      --
Operating expenses .........................         70,578            61,480
Other income/(expense) .....................             (0)           (1,375)
Net loss before taxes ......................        (70,578)          (62,855)
Income taxes ...............................             --                --
Net (loss) .................................        (70,578)          (62,855)
Loss per share - basic and diluted .........         ($.005)           ($.006)

As to Balance Sheet:                                   As of December 31,
                                                     2011              2010
                                                  ---------         ---------
Working capital (deficit) ..................      $  (3,693)        $  (9,490)
Current assets .............................          1,000             1,235
Total assets ...............................          7,862             8,097
Current liabilities ........................          4,693            10,725
Total liabilities ..........................          4,693            10,725
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)........          3,169            (2,628)

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF ECOLIVEGREEN, CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN - AUDITOR'S GOING CONCERN

In their audit report for the period ended December 31, 2011; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to EcoLiveGreen, Corp. we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors, borrow funds or raise additional capital.

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

ECOLIVEGREEN CORP. EXPECTS TO APPLY FOR QUOTATION ON THE OTC BULLETIN BOARD (OTCBB), WE MAY NOT BE APPROVED, AND EVEN IF APPROVED, WE MAY NOT BE APPROVED FOR TRADING ON THE OTCBB; THEREFORE SHAREHOLDERS MAY NOT HAVE A MARKET TO SELL THEIR SHARES, EITHER IN THE NEAR TERM OR IN THE LONG TERM, OR BOTH.

We expect to apply to the OTC Bulletin Board, we may not be approved to trade on the OTCBB, and we may not meet the requirements for listing on the OTCBB. If we do not meet the requirements of the OTCBB, our stock may then be traded on the "Pink Sheets," and the market for resale of our shares would decrease dramatically, if not be eliminated.

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

The company has 500,000,000 authorized common shares of which only 14,377,500 are currently outstanding. The company's management could, without the consent of the company's existing shareholders issue substantially more shares causing a large dilution in our current shareholders' equity position. Additionally, large share issuances by the company would generally have a negative impact on our valuation and share price. It is possible that due to additional share issuance you could lose a substantial amount or all of your investment.

AS OUR COMPANY'S OFFICERS AND DIRECTORS CURRENTLY OWN AND/OR CONTROL THE MAJORITY OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND DECISIONS MADE BY THE COMPANY'S OFFICERS AND DIRECTORS CONTRARY TO THEIR INTERESTS.

The company's officers and directors own and/or control the majority of our current outstanding common stock. As a result, they will be able to decide who will be directors and control the direction of the company. Our officers and directors interests may differ from the interests of our other stockholders. Factors that could cause his interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of our business operations and her ability to continue to manage the business, in terms of the amount of time they are able to devote to the company.

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

To date, the company has limited operations and no revenues. We have never earned a profit or generated revenues and there can be no assurance that we will ever achieve profitable operations. Our ability to implement our business plan is dependent, among other things, on the completion and development of our business plan. If we fail to raise any or a sufficient amount of money to continue operations, we may fail as a business. Even if we raise sufficient amount of funding, there can be no assurance that our business model will succeed.

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

We anticipate incurring losses during the period of time necessary to develop our business plan and create the marketing plan. Additionally, there can be no assurance that we will ever operate profitably, even if we execute our business plan and raise additional funding for operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of December 31, 2011, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steven Adelstein (an independent consultant for the Company), the husband of Judith Adelstein, and both (Judith and Steven Adelstein) are shareholders of the Company in excess of 10% each, at no cost to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the period ended December 31, 2011.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK
---------------------------

Our common stock is not quoted on any Exchange.

REPORTS TO STOCKHOLDERS
-----------------------

Our shareholders, through our filings on the web, including http://www.sec.gov, can review all of our period reporting requirements of the Exchange Act including our annual report for December 31, 2011 and 2010.

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK
-------------------------------------------------

At December 31, 2011, there were approximately 76 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

The Company has not adopted any equity compensation plan as of December 31, 2011.

DIVIDEND POLICY
---------------

We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of income data for the twelve (12) month period ended December 31, 2011 and from inception (November 5, 2008) thru December 31, 2011 and balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements included elsewhere in this Report.

The following selected historical financial information should be read in conjunction with our financial statements and related notes and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                TWELVE (12)     FROM INCEPTION
                                               MONTHS ENDED   (NOVEMBER 5, 2008)
                                               DECEMBER 31,    THRU DECEMBER 31,
STATEMENT OF OPERATIONS DATA:                      2011              2010
                                               ------------   ------------------
Sales revenue: .............................   $         -        $        -
Cost of sales ..............................             -                 -
Gross profit ...............................             -                 -
Expenses:
   General and Administrative expenses .....        12,485            29,348
   Consulting Fees .........................        47,593           153,883
   Legal and Accounting.....................        10,500            45,250
      Total operating expenses .............        70,578           228,481

Loss from Operations .......................       (70,578)         (228,481)
Interest Expense ...........................            (0)           (1,375)
Net Loss ...................................   $   (70,578)       $ (229,856)

Loss per Share - basic and diluted .........   $    (0.005)

Weighted average number of shares
 outstanding - basic and diluted ...........    13,218,760


                                                        DECEMBER 31,
BALANCE SHEET DATA:                                2011              2010
                                               ------------       -----------
Cash and cash equivalents ..................   $     1,000        $    1,235
Working capital (deficit) ..................        (3,693)           (9,490)
Total assets ...............................         7,862             8,097
Total current liabilities ..................         4,693            10,725
Long term liability ........................             -                 -
Total liabilities ..........................         4,693            10,725
Total stockholders' equity (deficit)........         3,169            (2,628)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OUR CORPORATE HISTORY

ECOLIVEGREEN CORP. ("ELG CORP.", "EcoLiveGreen Corp") is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. In third quarter 2008, three (3) engineers founded our company and continued the discussions of filing patents related to developing products having ecological properties together with the potential of economic substance. As the discussions progressed, they resolved the requirements for an LED drop ceiling troffer as compared to the typical fluorescent lighting systems. In November, 2007, an initial application was submitted to the U.S. Patent and Trademark Office (USPTO) in the science of Light-emitting Diode (LED) lighting which ultimately resulted in several modifications having the initial patent issuance on June 29, 2010. Currently, the company has filed patent applications in three (3) distinct and separate areas as further explained below. At December 31, 2011, the summary of patent applications and issuances are as follows:

   o Patents Issued: four (4) having two (2) in the field of LED lighting and two (2) in the field of waste water management

   o  Applications with Notices of Allowance: None

   o Additional Applications Pending with the USPTO : three (3) having one (1) in the field of LED lighting; one (1) in the field of waste water management and one (1) in the field of digital music

   o One (1) Application for certain territorial rights under the Patent Cooperation Treaty (PCT) in the field of waste water management

RESULTS OF OPERATIONS

SALES REVENUES

From inception (November 5, 2008), the Company has not had any revenues whatsoever through December 31, 2011.

STATEMENT OF OPERATION ITEMS

Results of Operations for the year ended December 31, 2011 compared to the year ended December 31, 2010 are further described as follows:

For the twelve (12) months ended December 31, 2011 and cumulative from November 5, 2008 (inception) through December 31, 2011, we had zero ($0) revenues from operations and a loss from operations of ($70,578) and ($228,481) respectively.

   o  General and Administrative Expenses

      For the twelve (12) months ended December 31, 2011, General and Administrative expenses decreased $2,325 from $14,810 for the year ending December 31, 2010 to $12,485 for year ending December 31, 2011. These expenses for the year ending December 31, 2011 are considered normalized annual expenses including the required filings with the Securities and Exchange Commission.

   o  Legal and Accounting Expenses

      For the twelve (12) months ended December 31, 2011, Legal and Accounting expenses increased $500 from $10,000 for the year ending December 31, 2010 to $10,500 for year ending December 31, 2011.

   o  Consulting, Marketing and Advertising

      For the twelve (12) months ended December 31, 2011, consulting fees increased $10,923 from $36,670 for the year ending December 31, 2010 to $47,593 for year ending December 31, 2011. The Company is spending more time with consultants in preparing data and responses as required in the process of applications with the U.S. Patent Office.

Balance Sheet Items
-------------------

   o  INTELLECTUAL PROPERTIES

      Intellectual properties at December 31, 2011 and 2010 were $6,862. The Company has not put into service the intellectual properties and therefore amortization has not commenced. Accordingly, when the intellectual properties are put into service, they will have a useful life to be amortized over a three (3) year period.

   o  ACCRUED EXPENSES

      Accrued expenses at December 31, 2011 were $4,693, compared to $10,725 at December 31, 2010, resulting in a decrease of $6,032. The decrease was a result of accruals for Legal and Accounting and other normalized expenses for the period ending December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had cash and cash equivalent of $1,000. The following table provides detailed information about our net cash flow for December 31, 2011 and from inception (November 5, 2008) thru December 31, 2011.

                             STATEMENT OF CASH FLOW

                                                TWELVE (12)     FROM INCEPTION
                                               MONTHS ENDED   (NOVEMBER 5, 2008)
                                               DECEMBER 31,        THROUGH
                                                   2011       DECEMBER 31, 2011
                                               ------------   ------------------
Net cash (required) in operating activities .     (76,610)         (170,825)
Net cash provided by financing activities ...      76,375           171,825
Net cash flow (deficit) .....................         235             1,000

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

PLAN OF OPERATIONS

We are aware that the economic condition has slowed operations substantially in 2011 and we anticipate this continuing through 2012 that the U.S. economy is currently in a state of uncertainty. In addition, we are aware that business trends relative to our application for patents are constantly changing. The combination of changing trends relative to the environmentally safe products that we are in the development stage of and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or revenues or income from operations.

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

OUR EMPLOYEES

As of December 31, 2011, EcoLiveGreen Corp. has no permanent staff. Our officers and directors are prepared to devote time to our operations as may be required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited financial statements as of December 31, 2011 and 2010 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal years ended December 31, 2011 and 2010, there were no disagreements with Lake & Associates CPA LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Officers in connection with the review of our financial statements as of December 31, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2012.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name and Address                Age     Position(s)
----------------                ---     -----------
Len Bryan                       55      President / Secretary / Director
5730 Golden Eagle Circle
Palm Beach Garden, FL 33418

Paul L. Culler                  73      Vice President / Director
346 Fairway North
Tequesta, FL 33469

Alfred H. Tracy III             49      Vice President / Chief Financial Officer
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

ALFRED H. TRACY III
-------------------

Mr. Tracy III is a Computer Science Consultant graduated from Florida Atlantic University in 1980 having a Masters degree in electrical engineering. During the past five (5) years, Mr. Tracy has been Vice President / Director of MAG-E Tech, Inc., a closely-held private corporation developing lighting and bulb replacement systems. Additionally, he has been an independent consultant for DC Bars, a Moscow-Russian company, whereby Mr. Tracy acts as Director of U.S. Operations. Mr. Tracy was a director of Information Architects until September, 2008. Mr. Tracy has been an officer and director of the Company since inception (November 5, 2008).

BOARD COMPOSITION AND MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors is currently composed of one (3) members. All actions of the Board of Directors require the approval of a majority of the Directors in attendance at a meeting at which a quorum is present.

COMMITTEES

Our Board of Directors currently has no committees.

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any significant benefits to our company and could be considered more form than substance.

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

INDEPENDENT DIRECTORS

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND/OR SIMILAR MATTERS.

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

DIRECTOR COMPENSATION

We do not pay fees to directors for attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings. From time to time, the Board of Directors authorizes and reviews compensation to officers and directors from inception (November 5, 2008) to December 31, 2011. From inception to December 31, 2011, there were no compensations authorized and paid to directors.

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

ITEM 11. EXECUTIVE COMPENSATION

We did not pay any fixed salaries to executives from inception through December 31, 2011. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

                     REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of our directors and officers for the period from inception (November 5, 2008) through December 31, 2011.

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

BONUSES AND DEFERRED COMPENSATION

We do not have any agreements to issue bonuses, deferred compensation or retirement plans. From time to time, the Board of Directors could grant bonuses, stock issuances and other benefits, but, from inception (November 5, 2008) through December 31, 2011, none were granted.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2011 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o EcoLiveGreen, Corp. 7076 Spyglass Avenue, Parkland, FL 33076.

Name and address                                           Percentage of
Beneficial Ownership                  Number of Shares     ownership (1)
--------------------                  ----------------     -------------

DIRECTORS AND OFFICERS:

Len Bryan .......................       2,287,500              15.9%
5730 Golden Eagle Circle
Palm Beach Garden, FL 33418

Paul L. Culler ..................       2,287,500              15.9%
346 Fairway North
Tequesta, FL 33469

Alfred H. Tracy III .............       2,287,500              15.9%
16178 Rosecroft Terrace
Delray Beach, FL 33446

All Officers and ................       6,862,500              47.7%
Directors as a Group
(3 people)

BENEFICIAL OWNER OF MORE THAN 5%:

Judith Adelstein ................       3,787,500 (2)          26.3%
7076 Spyglass Avenue
Parkland, FL  33076

Stephen Corn ....................         939,000 (3)           6.5%
4317 N. State Road 7
Lauderdale Lakes, FL  33319

Tammi Shnider ...................         990,000 (4)           6.9%
3764 Moon Bay Circle,
Wellington, FL  33414

(1) Applicable percentage ownership is based on 14,377,500 shares of common stock outstanding as of December 31, 2011.

(2) Includes 1,500,000 common shares held in the name of Steven Adelstein, the husband of Judith Adelstein and an independent consultant to the Company.

(3) Includes 9,000 common shares held in the name of Andrea Corn, the wife of Stephen Corn.

(4) Tammi Shnider is the adult daughter of Judith and Steven Adelstein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company borrows from officers, directors and related parties. At December 31, 2011 and 2010, these loans were $0 and $0 respectively. The approximate highest amount (at one time) borrowed from inception through December 31, 2011 was $25,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Lake & Associates CPA LLC is the Company's independent registered public accounting firm engaged to examine the Company's financial statements for the fiscal period ended December 31, 2011 and 2010.

FEES FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2011 AND 2010

AUDIT FEES - Lake & Associates CPA LLC was paid or accrued an aggregate fee of approximately $10,000 per period for the auditing services for the fiscal period ended December 31, 2011. These fees for auditing services included the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30.

AUDIT RELATED FEES - Lake & Associates CPA LLC was not paid or no fees were accrued for assurance and related services that were related to the audit or review of the Company's financial statements during the fiscal year ended December 31, 2011.

TAX FEES - Lake & Associates CPA LLC was paid or accrued a fee of approximately $500 for tax compliance, advice, and planning during the fiscal year ended December 31, 2011.

ALL OTHER FEES. Lake & Associates CPA LLC did not bill the Company for any products or services other than the foregoing during the fiscal years ended December 31, 2011 and 2010.

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

The following Exhibits listed below are filed as part of this Form 10-K and Amendments for the period ended December 31, 2011:

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

                                       ECOLIVEGREEN, CORP.

Date: February 7, 2012                 By: /s/ Len Bryan
                                       -----------------
                                       President, Principal Executive Officer
                                       and member of the Board of Directors

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

Notes to Financial Statements ....................................   F-7 to F-16

                                                     Lake & Associates CPA's LLC

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of EcoLiveGreen Corp.

We have audited the accompanying balance sheet of EcoLiveGreen Corp. (a development stage enterprise)(the "Company") as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended, and for the period from November 5, 2008 (inception) through December 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoLiveGreen Corp. (a Florida corporation) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period November 5, 2008 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA's LLC
Lake & Associates CPA's LLC
Schaumburg, Illinois
January 5, 2012

1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847-524-0800
Fax: 847-524-1655

                                  ECOLIVEGREEN, CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED BALANCE SHEETS
                                       (AUDITED)
                                                            DECEMBER 31,   DECEMBER 31,
                                                                2011           2010
                                                            ------------   ------------
                                        ASSETS
                                        ------
CURRENT ASSETS:
  Cash and equivalents ...................................  $     1,000    $     1,235
  Inventory ..............................................           --             --
                                                            -----------    -----------
    Total Current Assets .................................        1,000          1,235
                                                            -----------    -----------

OTHER ASSETS:
  Intellectual Property ..................................        6,862          6,862
                                                            -----------    -----------

      Total Assets .......................................  $     7,862    $     8,097
                                                            ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                   -------------------------------------------------

CURRENT LIABILITIES:
  Accounts Payable .......................................  $        --    $        --
  Accrued Liabilties .....................................        4,693         10,725
  Advances from Related Parties ..........................           --             --
                                                            -----------    -----------
    Total Current Liabilities ............................        4,693         10,725
                                                            -----------    -----------
  Long-term Liabilities
  Note Payable - Consultant ..............................           --             --
                                                            -----------    -----------
    Total Long-term Liabilities ..........................           --             --
                                                            -----------    -----------
      Total Liabilities ..................................        4,693         10,725
                                                            -----------    -----------

STOCKHOLDERS' EQUITY/(DEFICIT):
  Preferred Stock, par value $0.001; 10,000,000 shares
    authorized; 0 shares issued and outstanding as of
    December 31, 2011 and December 31, 2010 ..............           --             --
  Common stock, par value $.001; 500,000,000 shares
    authorized; 14,377,500 shares issued and outstanding
    as of December 31, 2011 and 12,850,000 shares issued
    and outstanding as of December 31, 2010 ..............       14,378         12,850
  Additional Paid in Capital .............................      218,647        143,800
  Deficit accumulated during the development stage .......     (229,856)      (159,278)
                                                            -----------    -----------
    Total Stockholders' Equity (Deficit) .................        3,169         (2,628)

                                                            -----------    -----------
      Total Liabilities and Stockholders' Equity/(Deficit)  $     7,862    $     8,097
                                                            ===========    ===========

           The accompanying notes are an integral part of these statements.

                                          F-3

                                     ECOLIVEGREEN, CORP.
                                (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Audited)
                                                                            CUMULATIVE FROM
                                                                            NOVEMBER 5, 2008
                                FOR THE YEAR ENDED   FOR THE YEAR ENDED   (INCEPTION) THROUGH
                                DECEMBER 31, 2011    DECEMBER 31, 2010      DECEMBER 31, 2011
                                ------------------   ------------------   -------------------
Net Sales ....................     $         --         $         --          $        --

Cost of Sales ................               --                   --                   --
                                   ------------         ------------          -----------

Gross Profit .................               --                   --                   --

Expenses:
  General & Administrative ...           12,485               14,810               29,348
  Legal and Accounting .......           10,500               10,000               45,250
  Consulting .................           47,593               36,670              153,883
                                   ------------         ------------          -----------

Total Expenses ...............           70,578               61,480              228,481
                                   ------------         ------------          -----------

Net (loss) before Income Taxes          (70,578)             (61,480)            (228,481)
                                   ------------         ------------          -----------

Other - Interest Expense .....               --               (1,375)              (1,375)
                                   ------------         ------------          -----------

Provision for Income Taxes ...               --                   --                   --
                                   ------------         ------------          -----------

Net (loss) ...................     $    (70,578)        $    (62,855)         $  (229,856)
                                   ------------         ============          ===========

Basic and diluted net loss per
 common share ................     $     (0.005)        $     (0.006)
                                   ============         ============

Weighted average number of
 common shares outstanding ...       13,218,760           11,310,110
                                   ============         ============

              The accompanying notes are an integral part of these statements.

                                             F-4

                                            ECOLIVEGREEN CORP.
                                       (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                        FROM NOVEMBER 5, 2008 (INCEPTION) THROUGH DECEMBER 31 2011
                                                 (AUDITED)
Par Value of $0.001                                                                               Total
                               Preferred Stock     Common Stock       Additional  Retained    Stockholders'
                               ---------------  --------------------   Paid in    Earnings       Equity
                               Shares   Amount    Shares     Amount    Capital    (Deficit)     (Deficit)
                               ------  -------  ----------  --------  ----------  ---------   ------------
Balance at November 5, 2008
 (date of inception) ........      --  $    --          --  $     --  $       --  $      --   $         --

Common Stock issued for
 patent .....................      --       --   6,862,500     6,862          --         --          6,862

Common stock issued for
 Consulting Services ........      --       --   1,687,500     1,688          --         --          1,688

Net loss for the Period .....      --       --          --        --          --    (17,438)       (17,438)

                               ------  -------  ----------  --------  ----------  ---------   ------------
  Balance December 31, 2008 .      --       --   8,550,000     8,550          --         --         (8,888)
                               ------  -------  ----------  --------  ----------  ---------   ------------

Common Stock issued in
 February, 2009 for cash ....      --       --     450,000       450      10,800         --         11,250

Common Stock issued in
 August, 2009 for cash and
 debt repayment .............      --       --     830,000       830      24,070         --         24,900

Net loss for the period
 ending December 31, 2009 ...      --       --          --        --          --    (78,985)       (78,985)

                               ------  -------  ----------  --------  ----------  ---------   ------------
  Balance December 31, 2009 .      --       --   9,830,000     9,830      34,870    (96,423)       (51,723)
                               ------  -------  ----------  --------  ----------  ---------   ------------

Common Shares issued in June,
 2010 for cash ..............      --       --     550,000       550      19,250         --         19,800

Common Shares issued in June,
 2010 for debt ..............      --       --   1,870,000     1,870      65,450         --         67,320

Common Shares issued in
 September 2010 for cash ....      --       --     300,000       300      10,700         --         11,000

Stock options issued in
 September, 2010 ............      --       --          --        --       1,830         --          1,830

Common Shares issued in
 December 2010 for debt .....      --       --     300,000       300      11,700         --         12,000

Net loss for period ended
 December 31, 2010 ..........      --       --          --        --          --    (62,855)       (62,855)

                               ------  -------  ----------  --------  ----------  ---------   ------------
Balance at December 31, 2010       --       --  12,850,000  $ 12,850  $  143,800  $(159,278)  $     (2,628)
                               ------  -------  ----------  --------  ----------  ---------   ------------

Common Shares issued in
 March 31, 2011 for cash ....      --       --     150,000       150       7,350         --          7,500

Common Shares issued in
 June 30, 2011 for debt .....      --       --     200,000       200       9,800         --         10,000

Common Shares issued in
 September 2011 for cash ....      --       --     230,000       230      11,270         --         11,500

Common Shares issued in
 November 18, 2011 for cash .      --       --     820,000       820      40,180         --         41,000

Common Shares issued in
 December 31, 2011 for cash .      --       --     127,500       128       6,247         --          6,375

Net loss for period ended
 December 31, 2011 ..........      --       --          --        --          --    (70,578)       (70,578)

                               ------  -------  ----------  --------  ----------  ---------   ------------
Balance at December 31, 2011       --       --  14,377,500  $ 14,378  $  218,647  $(229,856)  $      3,169
                               ======  =======  ==========  ========  ==========  =========   ============

                     The accompanying notes are an integral part of these statements.

                                                   F-5

                                             ECOLIVEGREEN, CORP.
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Audited)
                                                                                             CUMULATIVE FROM
                                                                                             NOVEMBER 5, 2008
                                                   FOR THE YEAR ENDED  FOR THE YEAR ENDED  (INCEPTION) THROUGH
                                                   DECEMBER 31, 2011   DECEMBER 31, 2010     DECEMBER 31, 2011
                                                   ------------------  ------------------  -------------------
OPERATING ACTIVITIES:
  Net loss ......................................     $    (70,578)       $    (62,855)       $   (229,856)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Issuance of stock options ...................               --               1,830               1,830
    Issuance of common stock for services .......               --              33,695              51,133
    Issuance of common stock for interest .......               --               1,375               1,375
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts payable ...               --                  --                  --
      (Increase) decrease in accrued expenses ...           (6,032)             (1,778)              4,693
                                                      ------------        ------------        ------------

      Net cash used in operating activities .....          (76,610)            (27,733)           (170,825)
                                                      ------------        ------------        ------------

INVESTING ACTIVITIES:
  Increase in equipment .........................               --                  --                  --
                                                      ------------        ------------        ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ........           76,375              30,800             127,575
  Loan payable - consultants ....................               --                  --              44,250
  Payments to related party .....................               --              (4,300)                 --
                                                      ------------        ------------        ------------

    Net cash used in financing activities .......           76,375              26,500             171,825
                                                      ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH .................             (235)             (1,233)              1,000
                                                      ------------        ------------        ------------

CASH BEGINNING BALANCE ..........................            1,235               2,468                  --

CASH ENDING BALANCE .............................     $      1,000        $      1,235        $      1,000
                                                      ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Taxes paid ....................................     $         --        $         --        $         --
                                                      ============        ============        ============
  Interest paid .................................     $         --        $         --        $         --
                                                      ============        ============        ============

NON-CASH TRANSACTIONS AFFECTING OPERATING,
 INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for patents ..........     $         --        $         --        $       6,862
                                                      ============        ============        =============
  Issuance of common stock for debt .............     $     10,000        $     79,320        $     105,070
                                                      ============        ============        =============

                       The accompanying notes are an integral part of these statements.

                                                     F-6

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2011

NOTE 1 ORGANIZATION

         EcoLiveGreen, Corp. (a development stage enterprise) (the Company) was formed on November 5, 2008 in the State of Florida. The Company's activities to date have been primarily directed towards the raising of capital, acquiring and developing intellectual properties and applying and administering patents through the process with the United States Patent and Trademark Office.

NOTE 2 LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT'S PLANS

         The Company's financial statements for the year ended December 31, 2011 have been prepared assuming that it will continue as a going concern. To date, the Company has generated no revenues, has substantial operating losses and an accumulated deficit since its inception in November 2008. The Company incurred a net loss from continuing operations of ($70,578) and used $76,610 of cash in continuing operations for the year ended December 31, 2011. At December 31, 2011, the Company had a working capital deficit of ($3,693), limited financial resources available to pay ongoing financial obligations as they become due and ($229,856) of accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company has principally financed its operations for the year ended December 31, 2011, using proceeds from short term borrowings primarily from the sale of common shares and advances from related parties from time to time. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations.

         Management believes the Company's ability to continue operations are dependent on its ability to continue to raise capital and to market products that have been issued patents to the Company. At the present time, we have no commitments for any additional financing. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that it will raise additional capital as necessary nor can it provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management believes that the ability to raise additional capital could be negatively impacted as a result of its securities not being traded on an active trading market.

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2011

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

Intangible Assets
-----------------

         The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the period from November 5, 2008 (inception) to December 31, 2011.

Income Taxes
------------

         The Company accounts for income taxes as outlined in ASC 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2011.

Cash Equivalents
----------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2011

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

Basic Loss Per Common Share
---------------------------

         Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2011 for purposes of computing fully diluted earnings per share.

Dividends
---------

         The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2011

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

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2011, the Company had no amounts in excess of the FDIC insured limit.

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

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2011

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

         In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures--Overall. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this Update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2011

that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

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

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2011

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

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2011

         There is no provision for income taxes due to continuing losses. At December 31, 2011, the Company has net operating loss carryforwards for tax purposes of approximately $230,000 which expire through 2030. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

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

         Mr. Adelstein is the husband of Judith Adelstein, a shareholder at September 30, 2010. From time to time, the company borrows funds from shareholders of the company. At December 31, 2011 and December 31, 2010, the company owed $0 and $0, respectively.

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

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2011

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

NOTE 8 INTELLECTUAL PROPERTY COSTS

         The Company has capitalized costs of $6,862 in acquiring their intellectual properties at December 31, 2011. The Company will began to amortize its intellectual properties costs, using the straight-line method over the estimated useful life of three (3) years, once it was put into service. At December 31, 2011, the intellectual properties have not been put in service and therefore, amortization has not commenced.

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

                              ECOLIVEGREEN, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD NOVEMBER 5, 2008 THROUGH DECEMBER 31, 2011

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

         In December, 2010, the Company issued 300,000 shares of common stock for $0.04 per share to Steven Adelstein, an existing stockholder and related party, for cash in the amount of $12,000.

         For the twelve (12) month period ending December 31, 2011, the company issued 1,527,500 shares of common stock for $0.05 per share as follows:

         o to related parties, Steven Adelstein (900,000 shares)and Tammi Shnider (577,500 shares)

         o  to non-related parties, 50,000 shares

         The company has no outstanding options and warrants at December 31, 2011 and 2010.

NOTE 10 SUBSEQUENT EVENTS

         We evaluated subsequent events through the date and time our financial statements were available on January 5, 2012.