Form 10-Q
period 2012-03-31
Ecolivegreen Corp
filed 2012-05-09
CIK 1452920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2012
Common Stock, $0.001	14,377,500 shares
Preferred Stock, $0.001	0 shares

ECOLIVEGREEN CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011 (audited)	3

Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 and the cumulative period from November 5, 2008 (inception) through March 31, 2012	4

Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and the cumulative period from November 5, 2008 (inception) through March 31, 2012	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. Mine Safety Disclosures.	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Item 1.  Financial Statements

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	March 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash and equivalents	$500	$1,000
Total Current Assets	500	1,000

OTHER ASSETS:
Intellectual assets, net	6,862	6,862

Total Assets	$7,362	$7,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	4,193	4,693
Loans from related parties	600	—
Total Current Liabilities	4,793	4,693

Total Long Term Liabilities	—	—

Total Liabilities	4,793	4,693

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011	$—	$—
Common stock, par value $.001; 500,000,000 shares authorized; 14,647,500 shares issued and outstanding as of March 31, 2012 and 14,377,500 shares issued and outstanding at December 31, 2011	$14,648	$14,378
Additional paid in capital	231,877	218,647
Deficit accumulated during the development stage	(243,956)	(229,856)
Total Stockholders’ Equity	2,569	3,169

Total Liabilities and Stockholders’ Equity	$7,362	$7,862

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period November 5, 2008 (inception) through March 31, 2012

(Unaudited)

			Cumulative from
			November 5, 2008
	For the three	For the three	(inception)
	months ended	months ended	through
	March 31, 2012	March 31, 2011	March 31, 2012

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	3,750	650	49,000
Consulting	5,550	5,377	159,433
General and Administrative	4,800	1,500	34,148

Total Operating Expenses	14,100	7,527	242,581

Operating Loss	(14,100)	(7,527)	(242,581)

Other income/expenses:
Interest expense	—	—	(1,375)
Total Other Income/ (Expenses)	—	—	(1,375)

Net (loss) before Income Taxes	(14,100)	(7,527)	(243,956)

Provision for Income Taxes	—	—	—

Net (loss)	$(14,100)	$(7,527)	$(243,956)

Basic and diluted net loss per common share	$(0.001)	$(0.001)

Weighted average number of common shares outstanding	14,398,269	12,851,667

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 5, 2008 (inception) through March 31, 2012

			Cumulative from
			November 5, 2008
	For the three	For the three	(Inception)
	ended months	ended months	through
	March 31, 2012	March 31, 2011	March 31, 2012
OPERATING ACTIVITIES:
Net loss	$(14,100)	$(7,527)	$(243,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options	—	—	1,830
Issuance of common stock for interest	—	—	1,375
Issuance of common stock for services	13,500	7,500	64,633

Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	—	—	—
Increase/(Decrease) in accrued expenses	(500)	(1,262)	4,193

Net cash used in operating activities	(1,100)	(1,289)	(171,925)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	127,575
Loan Payable - consultants	—	—	44,250
Loans payable - related parties	600	1,289	600

Net cash provided by (used in) financing activities	600	1,289	172,425

NET INCREASE IN CASH	(500)	—	500

CASH BEGINNING BALANCE	1,000	1,235	—

CASH ENDING BALANCE	$500	$1,235	$500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2011 and 2010 and the period November 5, 2008 (Inception) through December 31, 2011 were filed on February 7, 2012 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 and for the period November 5, 2008 (Inception) through March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

NOTE 2 – DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

ECOLIVEGREEN CORP. (“ELG CORP.”, “EcoLiveGreen Corp”) is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products including, but not limited to, applications of patents with the U.S. Patent and Trademark Office.

In third quarter 2008, three (3) engineers founded our company and continued the discussions of filing patents related to developing products having ecological properties together with the potential of economic substance. The Company’s initial application was submitted to the U.S. Patent and Trademark Office (USPTO) in the science of Light-emitting Diode (LED) technology which ultimately resulted in several modifications having the initial patent issuance on June 29, 2010. Currently, the company has filed patent applications in three (3) distinct and separate areas as further explained below. At March 31, 2012, the summary of patent applications and issuances are as follows:

•	Patents Issued: six (6) having two (2) in the field of LED lighting and three (4) in the field of waste water concentrator systems

•	Applications with Notices of Allowance: None

•	Additional Applications Pending with the USPTO : three (3) having two (2) in the field of LED lighting and one (1) in the field of digital music

•	One (1) Application for certain territorial rights under the Patent Cooperation Treaty (PCT) in the field of waste water concentrator

The following further describes the Company’s applications and patent issuances with the USPTO:

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

MARCH 31, 2012

(UNAUDITED)

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

As of March 31, 2012, we had an accumulated deficit of ($243,956).  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

MARCH 31, 2012

(UNAUDITED)

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

Management’s plans to obtain such resources for the Company include obtaining capital from the sale of common stock of the Company and/or financing from independent third parties. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

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

MARCH 31, 2012

(UNAUDITED)

•	Price is fixed or determinable; and

•	Collectability is reasonably assured.

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 5, 2008 (inception) to March 31, 2012, the Company recognized no revenues.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R).

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

MARCH 31, 2012

(UNAUDITED)

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on April 27, 2012.

NOTE 4 – EQUITY TRANSACTIONS

In November, 2008, the Company issued 6,862,500 shares of common stock for the purchase of all rights, title and interest into the patent pending application for the commercial lighting technology designed for commercial and residential buildings to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers. The value of the purchase was determined to be the cost to create and develop the patent application, which was $6,862.

In December, 2008, the Company issued 1,687,500 shares of common stock to an independent consultant for services rendered in the amount of $1,688.

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

In June, 2010, the company amended its articles of incorporation and bylaws to increase the authorized common stock to 500,000,000 common shares and provide for 10,000,000 shares of “blank check” preferred stock, each with a par value of $0.001 per share.

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

In September, 2011, the Company issued 230,000 shares of common stock for $0.05 per share to two (2) existing investors (50,000 shares to Steven Adelstein and 180,000 shares to Tammi Shnider) for conversion of debt in the amount of $11,500.

In November, 2011, the Company issued 820,000 shares of common stock for $0.05 per share to two (2) existing investors (500,000 shares to Steven Adelstein and 270,000 shares to Tammi Shnider and 50,000 shares to various others) for consulting services and conversion of debt in the amount of $41,000.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

In December, 2011, the Company issued 127,500 shares of common stock for $0.05 per share to an investor (Tammi Shnider, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $6,375.

In March, 2012, the Company issued 270,000 shares of common stock for $0.05 per share to an investor (Steven Adelstein, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $13,500.

In March, 2012, pursuant to that certain Registration Statement on Form S-1 (Commission File No. 333-157495), which was  declared effective on March 26, 2012 by the Securities and Exchange Commission, we registered 4,000,000 shares of Common Stock for sale by the Company for an aggregate offering price of $500,000.  At April 15, 2012, the Company has not sold any of these common shares as registered in the Form S-1 and there are no assurances that the Company can or will sell said shares or a portion thereof.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2012, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 – RELATED PARTY TRANSACTIONS

In November, 2008, the company entered into agreement to acquire the intellectual properties of two (2) pending patents (after consolidation) in the specific area of fluorescent bulbs for $6,862. This agreement was entered into the same three (3) officers and directors that are the present officers and directors of our company. We issued a total of 6,862,500 shares for the intellectual properties of these two (2) pending patents rather than the payment of cash or equivalent as provided within said agreement.

In December, 2008, the company entered into an agreement with Steven Adelstein, its independent consultant, for the amount of $60,000. This amount ($60,000) represents consulting services to be rendered from January 1, 2009 until December 31, 2009 in equal monthly installments. Under the terms and conditions of the agreement, the Company will be advanced cash and cash equivalents as required to pay for filing expenses including filing fees with the Securities and Exchange Commission, audit fees for the audited financials as of December 31, 2008, and certain defined operating expenses. The balance is for consulting services provided from time to time by Mr. Adelstein as defined in said agreement.

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

Mr. Adelstein is the husband of Judith Adelstein, and Tammi Shnider, is the adult daughter of Judith and Steven Adelstein.

From time to time, the company borrows funds from shareholders and/or related parties of the company.  At March 31, 2012 and December 31, 2011, the company owed $600 and $0, respectively.

The Company does not lease or rent any property. Office space and services are provided without charge by Steven Adelstein, independent consultant and shareholder to the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 7, 2012 with the Securities and Exchange Commission and are hereby referenced.

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

Overview

ECOLIVEGREEN CORP. (“ELG CORP.”) is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products. The patents issued and/or pending are in the specific area of commercial lighting technology designed to be used in the commercial and residential building to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers and digital music and waste water concentrator.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $171,925 from inception of November 5, 2008 to March 31, 2012 and has an accumulated deficit of ($243,956) through March 31, 2012.

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

As our revenues commence, we plan to continue to invest in marketing and sales by increasing the number of direct sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2012. We do not expect our revenues to increase significantly until 2013.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, vice president and chief financial officer have foregone full salary payments during the initial stages of the business from inception (November 5, 2008) through March 31, 2012, we anticipate compensation to commence upon obtaining environmentally-safe products resulting in revenue recognition. In addition, we believe in the 2013 fiscal year that the compensation packages required to attract the senior executives for similar companies will require our company to execute against its business plan that will result in increases of our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended March 31, 2012 Compared to March 31, 2011

Revenues. The Company’s revenues for the three months ended March 31, 2012 and 2011 were $0. From inception (November 5, 2008) through March 31, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended March 31, 2012 were $3,750 as compared to $650 for the three months ended March 31, 2011.  The increase of $3,100 of these expenses was a direct result of our filing Form S-1 with the Securities and Exchange Commission which became effective March 26, 2012.

Consulting. Consulting expenses for the three (3) months ended March 31, 2012 were $5,550 as compared to $5,377 for the three (3) months ended March 31, 2011.  These expenses were a result of the fees and consultants associated with the continuance of preparation and filing of patents.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 were $4,800 compared to $1,500 for the three months ended March 31, 2011.  The increase of $3,300 in General and Administrative expenses was a result of the company’s current and normal operations during the three (3) months ended March 31, 2012.

Net Loss. Net loss for the three months ended March 31, 2012 was ($14,100) as compared to ($7,527) for the three months ended March 31, 2011.  The increase in net loss for the three months ended March 31, 2012 was primarily a direct result of the application processing and review of existing patents and pending patents including application processes and fees.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash to meet its need for cash. Since its inception, the Company has been funded by its founders, stockholders and related parties with advances and loans and through the sale of common shares including its initial public offering.  At March 31, 2012, we had a working capital deficit of ($4,293) and an accumulated deficit of ($243,956), as compared to a working capital deficit of ($3,693and an accumulated deficit of ($229,856) at December 31, 2011.

As of March 31, 2012 and December 31, 2011, total current assets were $500 and $1,000 respectively.

As of March 31, 2012, total current liabilities were $4,793 represented by $4,193 of accrued expenses and $600 of loans to related parties.  As of December 31, 2011, total current liabilities were $4,693, which consisted of accrued expenses.

Cash flows from financing activities and cash generated through the company’s issuance of common shares including its initial public offering and loans from related parties represented the Company’s principal source of cash since November 5, 2008 (inception) through March 31, 2011.

Material Commitments

We entered into an agreement with a third party independent contractor to assist in various financial matters, patent application procedures for a total of $60,000 in accordance with the agreement, the term was from January 1, 2009 through December 31, 2009. In June, 2010, the Company issued common shares as full repayment of this obligation. At March 31, 2012, we had no material commitments or agreements.

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

Item 4.  Controls and Procedures

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

There has been no change in our internal controls over financial reporting during our first fiscal quarter ending March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March, 2012, the Company issued to Steven Adelstein, (a stockholder consultant and related party) 270,000 common shares for a total reduction of debt of $13,500 ($0.05 per common share).

Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

ECOLIVEGREEN CORP.

DATE: May 9, 2012	By:	/s/ Len Bryan
Len Bryan
President, Principal Executive Officer