Form 10-Q
period 2012-06-30
Ecolivegreen Corp
filed 2012-08-10
CIK 1452920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.001	15,011,500 shares
Preferred Stock, $0.001	0 shares

ECOLIVEGREEN CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011 (audited)	3

Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011 and the cumulative period from November 5, 2008 (inception) through June 30, 2012	4

Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and the cumulative period from November 5, 2008 (inception) through June 30, 2012	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. Mine Safety Disclosures.	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Item 1.  Financial Statements

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	June 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and equivalents	$500	$1,000
Total Current Assets	500	1,000

OTHER ASSETS:
Intellectual assets, net	6,862	6,862

Total Assets	$7,362	$7,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	11,843	4,693
Loans from related parties	—	—
Total Current Liabilities	11,843	4,693

Total Long Term Liabilities	—	—

Total Liabilities	11,843	4,693

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011	$—	$—
Common stock, par value $.001; 500,000,000 shares authorized; 15,011,500 shares issued and outstanding as of June 30, 2012 and 14,377,500 shares issued and outstanding at December 31, 2011	$15,012	$14,378
Additional paid in capital	277,013	218,647
Deficit accumulated during the development stage	(296,506)	(229,856)
Total Stockholders’ Equity (Deficit)	(4,481)	3,169

Total Liabilities and Stockholders’ Equity (Deficit)	$7,362	$7,862

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period November 5, 2008 (inception) through June 30, 2012

(Unaudited)

					Cumulative from
					November 5, 2008
	For the three	For the three	For the six	For the six	(inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	$2,000	$1,500	$5,750	$2,150	$51,000
Consulting	47,150	6,780	52,700	12,157	206,583
General and Administrative	3,400	1,950	8,200	3,450	37,548

Total Operating Expenses	52,550	10,230	66,650	17,757	295,131

Operating Loss	(52,550)	(10,230)	(66,650)	(17,757)	(295,131)

Other income/expenses:
Interest expense	—	—	—	—	(1,375)
Total Other Income/ (Expenses)	—	—	—	—	(1,375)

Net (loss) before Income Taxes	(52,550)	(10,230)	(66,650)	(17,757)	(296,506)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(52,550)	$(10,230)	$(66,650)	$(17,757)	$(296,506)

Basic and diluted net loss per common share	$(0.004)	$(0.001)	$(0.005)	$(0.001)

Weighted average number of common shares outstanding	14,651,500	13,002,222	14,520,434	12,926,944

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 5, 2008 (inception) through June 30, 2012

			Cumulative from
			November 5, 2008
	For the six	For the six	(Inception)
	ended months	ended months	through
	June 30, 2012	June 30, 2011	June 30, 2012
OPERATING ACTIVITIES:
Net loss	$(66,650)	$(17,757)	$(296,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options	—	—	1,830
Issuance of common stock for interest	—	—	1,375
Issuance of common stock for services	37,500	—	88,633

Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	—	—	—
Increase/(Decrease) in accrued expenses	7,150	(997)	11,843

Net cash used in operating activities	(22,000)	(18,754)	(192,825)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	21,500	17,500	149,075
Loan Payable - consultants	—	—	44,250
Loans payable - related parties	—	19	—

Net cash provided by (used in) financing activities	21,500	17,519	193,325

NET INCREASE IN CASH	(500)	(1,235)	500

CASH BEGINNING BALANCE	1,000	1,235	—

CASH ENDING BALANCE	$500	$—	$500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for patents	$—	$—	$6,862
Issuance of common stock for debt	$21,500	$10,000	$126,570

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2011 and 2010 and the period November 5, 2008 (Inception) through December 31, 2011 were filed on February 7, 2012 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 and for the period November 5, 2008 (Inception) through June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

NOTE 2 – DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

ECOLIVEGREEN CORP. (“ELG CORP.”, “EcoLiveGreen Corp”) is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products including, but not limited to, applications of patents with the U.S. Patent and Trademark Office.

In third quarter 2008, three (3) engineers founded our company and continued the discussions of filing patents related to developing products having ecological properties together with the potential of economic substance. The Company’s initial application was submitted to the U.S. Patent and Trademark Office (USPTO) in the science of Light-emitting Diode (LED) technology which ultimately resulted in several modifications having the initial patent issuance on June 29, 2010. Currently, the company has filed patent applications in three (3) distinct and separate areas as further explained below. At June 30, 2012, the summary of patent applications and issuances are as follows:

●	Patents Issued: six (6) having two (2) in the field of LED lighting and three (4) in the field of waste water concentrator systems

●	Applications with Notices of Allowance: None

●	Additional Applications Pending with the USPTO : three (3) having two (2) in the field of LED lighting and one (1) in the field of digital music

●	One (1) Application for certain territorial rights under the Patent Cooperation Treaty (PCT) in the field of waste water concentrator

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

JUNE 30, 2012

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

As of June 30, 2012, we had an accumulated deficit of ($296,506).  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

JUNE 30, 2012

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

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods.

Revenue Recognition

The Company recognizes revenue when:

●	Persuasive evidence of an arrangement exists;
●	Shipment has occurred;
●	Price is fixed or determinable; and
●	Collectability is reasonably assured.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 5, 2008 (inception) to June 30, 2012, the Company recognized no revenues.

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

JUNE 30, 2012

(UNAUDITED)

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

In June, 2010, the company issued 2,420,000 shares of common stock for $0.036 per share as follows:

●	550,000 shares of common stock for $19,800 to two (2) existing stockholders.

●	1,870,000 shares of common stock for conversion of debt in the amount of $67,320 to two (2) existing stockholders.

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

In June, 2012, the Company issued 364,000 shares of common stock for $0.125 per share to consultants including 280,000 shares to Steven Adelstein, an existing shareholder and consultant to the Company and 84,000 shares to other consultants for a total amount of $45,500.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

In March, 2012, pursuant to that certain Registration Statement on Form S-1 (Commission File No. 333-157495), which was declared effective on March 26, 2012 by the Securities and Exchange Commission, we registered 4,000,000 shares of Common Stock for sale by the Company for an aggregate offering price of $500,000.  At July 31, 2012, the Company has not sold any of these common shares as registered in the Form S-1 and there are no assurances that the Company can or will sell said shares or a portion thereof.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2012, the Company had no amounts in excess of the FDIC insured limit.

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

From time to time, the company borrows funds from shareholders and/or related parties of the company.  At June 30, 2012 and December 31, 2011, the company owed $0 and $0, respectively.

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

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $192,825 from inception of November 5, 2008 to June 30, 2012 and has an accumulated deficit of ($296,506) through June 30, 2012.

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

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, vice president and chief financial officer have foregone full salary payments during the initial stages of the business from inception (November 5, 2008) through June 30, 2012, we anticipate compensation to commence upon obtaining environmentally-safe products resulting in revenue recognition. In addition, we believe in the 2013 fiscal year that the compensation packages required to attract the senior executives for similar companies will require our company to execute against its business plan that will result in increases of our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended June 30, 2012 Compared to June 30, 2011

Revenues. The Company’s revenues for the three months ended June 30, 2012 and 2011 were $0. From inception (November 5, 2008) through June 30, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended June 30, 2012 were $2,000 as compared to $1,500 for the three months ended June 30, 2011.  The increase of $500 of these expenses was a direct result of our filing requirements with the Securities and Exchange Commission.

Consulting. Consulting expenses for the three (3) months ended June 30, 2012 were $47,150 as compared to $6,780 for the three (3) months ended June 30, 2011.  These expenses were a result of the fees and consultants associated with the continuance of preparation and filing of patents.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 were $3,400 compared to $1,950 for the three months ended June 30, 2011.  The increase of $1,450 in General and Administrative expenses was a result of the company’s current and normal operations during the three (3) months ended June 30, 2012.

Net Loss. Net loss for the three months ended June 30, 2012 was ($52,550) as compared to ($10,230) for the three months ended June 30, 2011.  The increase in net loss for the three months ended June 30, 2012 was primarily a direct result of the application processing and review of existing patents and pending patents including application processes and fees.

Results for the Six Months Ended June 30, 2012 Compared to June 30, 2011

Revenues. The Company’s revenues for the six months ended June 30, 2012 and 2011 were $0. From inception (November 5, 2008) through June 30, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the six months ended June 30, 2012 were $5,750 as compared to $2,150 for the six months ended June 30, 2011.  The increase of $3,600 of these expenses was a direct result of our filing requirements with the Securities and Exchange Commission.

Consulting. Consulting expenses for the six months ended June 30, 2012 were $52,700 as compared to $12,157 for the six months ended June 30, 2011.  These increased expenses were a result of the fees and consultants associated with the continuance of preparation and filing of patents.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2012 were $8,200 compared to $3,450 for the six months ended June 30, 2011.  The increase of $4,750 in General and Administrative expenses was a result of the company’s current and normal operations during the six months ended June 30, 2012.

Net Loss. Net loss for the six months ended June 30, 2012 was ($66,650) as compared to ($17,757) for the six months ended June 30, 2011.  The increase in net loss for the six months ended June 30, 2012 was primarily a direct result of patent application processing, review of existing patents and filing requirements of the Securities and Exchange Commission.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash to meet its need for cash. Since its inception, the Company has been funded by its founders, stockholders and related parties with advances and loans and through the sale of common shares including its initial public offering.  At June 30, 2012, we had a working capital deficit of ($11,343) and an accumulated deficit of ($296,506), as compared to a working capital deficit of ($3,693and an accumulated deficit of ($229,856) at December 31, 2011.

As of June 30, 2012 and December 31, 2011, total current assets were $500 and $1,000 respectively.

As of June 30, 2012, total current liabilities were $11,843 represented by $11,843 of accrued expenses and $0 of loans to related parties.  As of December 31, 2011, total current liabilities were $4,693, which consisted of accrued expenses.

Cash flows from financing activities and cash from the issuance of commons shares (including its initial public offering and loans from related parties) represented the Company’s principal source of cash since November 5, 2008 (inception) through June 30, 2012.

Material Commitments

We entered into an agreement with a third party independent contractor to assist in various financial matters, patent application procedures for a total of $60,000 in accordance with the agreement, the term was from January 1, 2009 through December 31, 2009. In June, 2010, the Company issued common shares as full repayment of this obligation. At June 30, 2012, we had no material commitments or agreements.

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

There has been no change in our internal controls over financial reporting during our second fiscal quarter ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In June, 2012, the Company issued 364,000 common shares for a total of $45,500 ($0.125 per common share).

Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

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

ECOLIVEGREEN CORP.

DATE: August 10, 2012	By:	/s/ Len Bryan
Len Bryan
President, Principal Executive Officer