Form 10-Q
period 2012-09-30
Ecolivegreen Corp
filed 2012-11-20
CIK 1452920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
Common Stock, $0.001	15,131,500 shares
Preferred Stock, $0.001	0 shares

ECOLIVEGREEN CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011 (audited)	3

Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and the cumulative period from November 5, 2008 (inception) through September 30, 2012	4

Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the cumulative period from November 5, 2008 (inception) through September 30, 2012	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. Mine Safety Disclosures.	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	September 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and equivalents	$500	$1,000
Total Current Assets	500	1,000

OTHER ASSETS:
Intellectual assets, net	6,862	6,862

Total Assets	$7,362	$7,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses - related parties	18,943	4,693
Total Current Liabilities	18,943	4,693

Total Long Term Liabilities	—	—

Total Liabilities	18,943	4,693

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011	$—	$—
Common stock, par value $.001; 500,000,000 shares authorized; 15,131,500 shares issued and outstanding as of September 30, 2012 and 14,377,500 shares issued and outstanding at December 31, 2011	$15,132	$14,378
Additional paid in capital	255,593	218,647
Deficit accumulated during the development stage	(282,306)	(229,856)
Total Stockholders’ Equity (Deficit)	(11,581)	3,169

Total Liabilities and Stockholders’ Equity (Deficit)	$7,362	$7,862

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period November 5, 2008 (inception) through September 30, 2012

(Unaudited)

					Cumulative from
					November 5, 2008
	For the three	For the three	For the nine	For the nine	(inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	$2,800	$2,500	$8,550	$4,650	$53,800
Consulting	7,200	7,435	32,600	19,592	186,483
General and Administrative	3,100	2,800	11,300	6,250	40,648

Total Operating Expenses	13,100	12,735	52,450	30,492	280,931

Operating Loss	(13,100)	(12,735)	(52,450)	(30,492)	(280,931)

Other income/expenses:
Interest expense	—	—	—	—	(1,375)
Total Other Income/ (Expenses)	—	—	—	—	(1,375)

Net (loss) before Income Taxes	(13,100)	(12,735)	(52,450)	(30,492)	(282,306)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(13,100)	$(12,735)	$(52,450)	$(30,492)	$(282,306)

Basic and diluted net loss per common share	$(0.001)	$(0.001)	$(0.004)	$(0.002)

Weighted average number of common shares outstanding	14,685,960	13,005,000	14,726,252	13,019,524

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 5, 2008 (inception) through September 30, 2012

			Cumulative from
			November 5, 2008
	For the nine	For the nine	(Inception)
	ended months	ended months	through
	September 30, 2012	September 30, 2011	September 30, 2012
OPERATING ACTIVITIES:
Net loss	$(52,450)	$(30,492)	$(282,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options	—	—	1,830
Issuance of common stock for interest	—	21,500	1,375
Issuance of common stock for services	31,700	7,500	82,833

Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	—	—	24,943
Increase/(Decrease) in accrued expenses	20,250	(7,782)	—

Net cash used in operating activities	(500)	(9,274)	(171,325)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	127,575
Loan Payable - consultants	—	—	44,250
Loans payable - related parties	—	8,039	—

Net cash provided by (used in) financing activities	—	8,039	171,825

NET INCREASE IN CASH	(500)	(1,235)	500

CASH BEGINNING BALANCE	1,000	1,235	—

CASH ENDING BALANCE	$500	$—	$500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for patents	$—	$—	$6,862
Issuance of common stock for debt	$6,000	$21,500	$126,570

The accompanying notes are an integral part of these statements.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2011 and 2010 and the period November 5, 2008 (Inception) through December 31, 2011 were filed on February 7, 2012 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 and for the period November 5, 2008 (Inception) through September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

NOTE 2 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Description of Business

ECOLIVEGREEN CORP. (“ELG CORP.”, “EcoLiveGreen Corp”) is a development stage company, incorporated in the State of Florida on November 5, 2008, to acquire, develop and market environmentally efficient products including, but not limited to, applications of patents with the U.S. Patent and Trademark Office.

In third quarter 2008, three (3) engineers founded our company and continued the discussions of filing patents related to developing products having ecological properties together with the potential of economic substance. The Company’s initial application was submitted to the U.S. Patent and Trademark Office (USPTO) in the science of Light-emitting Diode (LED) technology which ultimately resulted in several modifications having the initial patent issuance on June 29, 2010. Currently, the company has filed patent applications in three (3) distinct and separate areas as further explained below. At September 30, 2012, the summary of patent applications and issuances are as follows:

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

SEPTEMBER 30, 2012

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

As of September 30, 2012, we had an accumulated deficit of ($282,306).  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

Stock based compensation

We account for stock based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. In prior years, we accounted for stock-based awards under APB No. 25, “Accounting for Stock Issued to Employees.” We account for non-employee share-based awards in accordance with FASB ASC 505-50.

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 – EQUITY TRANSACTIONS

In November 2008, the Company issued 6,862,500 shares of common stock for the purchase of all rights, title and interest into the patent pending application for the commercial lighting technology designed for commercial and residential buildings to replace conventional drop ceiling troffers and to replace the fluorescent bulbs used in the existing and conventional troffers. The value of the purchase was determined to be the cost to create and develop the patent application, which was $6,862.

In December 2008, the Company issued 1,687,500 shares of common stock to an independent consultant for services rendered in the amount of $1,688.

In February 2009, the Company issued 450,000 shares of common stock for $0.025 per share to an investor for cash in the amount of $11,250.

In August 2009, the Company issued 830,000 shares of common stock for $0.03 per share pursuant to the company’s Form S-1 filing with the Securities and Exchange Commission to various investors for cash and consideration of $24,900.

In June 2010, the company issued 2,420,000 shares of common stock for $0.036 per share as follows:

●	550,000 shares of common stock for $19,800 to two (2) existing stockholders.

●	1,870,000 shares of common stock for conversion of debt in the amount of $67,320 to two (2) existing stockholders.

In June 2010, the company amended its articles of incorporation and bylaws to increase the authorized common stock to 500,000,000 common shares and provide for 10,000,000 shares of “blank check” preferred stock, each with a par value of $0.001 per share.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

In September 2010, the Company issued 300,000 shares of common stock for $0.036 per share to an investor (Steven Adelstein, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $11,000.

In December 2010, the Company issued 300,000 shares of common stock for $0.04 per share to an investor (Steven Adelstein, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $12,000.

In March 2011, the Company issued 150,000 shares of common stock for $0.05 per share to an investor (Steven Adelstein, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $7,500.

In June 2011, the Company issued 200,000 shares of common stock for $0.05 per share to an investor (Steven Adelstein, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $10,000.

In September 2011, the Company issued 230,000 shares of common stock for $0.05 per share to two (2) existing investors (50,000 shares to Steven Adelstein and 180,000 shares to Tammi Shnider) for conversion of debt in the amount of $11,500.

In November 2011, the Company issued 820,000 shares of common stock for $0.05 per share to two (2) existing investors (500,000 shares to Steven Adelstein and 270,000 shares to Tammi Shnider and 50,000 shares to various others) for consulting services and conversion of debt in the amount of $41,000.

In December 2011, the Company issued 127,500 shares of common stock for $0.05 per share to an investor (Tammi Shnider, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $6,375.

In March 2012, the Company issued 270,000 shares of common stock for $0.05 per share to an investor (Steven Adelstein, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $13,500.

In June 2012, the Company issued 364,000 shares of common stock for $0.05 per share to consultants including 280,000 shares to Steven Adelstein, an existing shareholder and consultant to the Company and 84,000 shares to other consultants for a total amount of $18,200.

In September 2012, the Company issued 120,000 shares of common stock for $0.05 per share to an investor (Steven Adelstein, an existing shareholder and consultant to the Company) for conversion of debt in the amount of $6,000.

In March 2012, pursuant to that certain Registration Statement on Form S-1 (Commission File No. 333-157495), which was  declared effective on March 26, 2012 by the Securities and Exchange Commission, we registered 4,000,000 shares of Common Stock for sale by the Company for an aggregate offering price of $500,000.  At September 30, 2012, the Company has not sold any of these common shares as registered in the Form S-1 and there are no assurances that the Company can or will sell said shares or a portion thereof.

NOTE 5 – RELATED PARTY TRANSACTIONS

In November 2008, the company entered into agreement to acquire the intellectual properties of two (2) pending patents (after consolidation) in the specific area of fluorescent bulbs for $6,862. This agreement was entered into the same three (3) officers and directors that are the present officers and directors of our company. We issued a total of 6,862,500 shares for the intellectual properties of these two (2) pending patents rather than the payment of cash or equivalent as provided within said agreement.

In December 2008, the company entered into an agreement with Steven Adelstein, its independent consultant, for the amount of $60,000. This amount ($60,000) represents consulting services to be rendered from January 1, 2009 until December 31, 2009 in equal monthly installments. Under the terms and conditions of the agreement, the Company will be advanced cash and cash equivalents as required to pay for filing expenses including filing fees with the Securities and Exchange Commission, audit fees for the audited financials as of December 31, 2008, and certain defined operating expenses. The balance is for consulting services provided from time to time by Mr. Adelstein as defined in said agreement.

ECOLIVEGREEN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

From time to time, the company borrows funds from shareholders and/or related parties of the company.  At September 30, 2012 and December 31, 2011, the company owed $18,943 and $4,693, respectively.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $171,325 from inception of November 5, 2008 to September 30, 2012 and has an accumulated deficit of ($282,306) through September 30, 2012.

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

As our revenues commence, we plan to continue to invest in marketing and sales by increasing the number of direct sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the first quarter of 2013. We do not expect our revenues to increase significantly until 2013.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, vice president and chief financial officer have foregone full salary payments during the initial stages of the business from inception (November 5, 2008) through September 30, 2012, we anticipate compensation to commence upon obtaining environmentally-safe products resulting in revenue recognition. In addition, we believe in the 2013 fiscal year that the compensation packages required to attract the senior executives for similar companies will require our company to execute against its business plan that will result in increases of our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended September 30, 2012 Compared to September 30, 2011

Revenues. The Company’s revenues for the three months ended September 30, 2012 and 2011 were $0. From inception (November 5, 2008) through September 30, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended September 30, 2012 were $2,800 as compared to $2,500 for the three months ended September 30, 2011.  The increase of $300 in these expenses was a direct result of our filing requirements with the Securities and Exchange Commission.

Consulting. Consulting expenses for the three months ended September 30, 2012 were $7,200 as compared to $7,435 for the three months ended September 30, 2011.  These expenses were a result of the fees and consultants associated with our filings with the Securities and Exchange Commission and the continuance of preparation and filing of patents.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 were $3,100 compared to $2,800 for the three months ended September 30, 2011.  The increase of $300 in General and Administrative expenses was a result of the company’s current and normal operations during the three months ended September 30, 2012.

Net Loss. Net loss for the three months ended September 30, 2012 was ($13,100) as compared to ($12,735) for the three months ended September 30, 2011.  The increase in net loss for the three months ended September 30, 2012 was primarily a direct result of the application processing and review of existing patents and pending patents including application processes and fees.

Results for the Nine Months Ended September 30, 2012 Compared to September 30, 2011

Revenues. The Company’s revenues for the nine months ended September 30, 2012 and 2011 were $0. From inception (November 5, 2008) through September 30, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine months ended September 30, 2012 were $8,550 as compared to $4,650 for the nine months ended September 30, 2011.  The increase of $3,900 of these expenses was a direct result of our filing requirements with the Securities and Exchange Commission.

Consulting. Consulting expenses for the nine months ended September 30, 2012 were $32,600 as compared to $19,592 for the nine months ended September 30, 2011.  These increased expenses were a result of the fees and consultants associated with the continuance of preparation and filing of patents and our filing requirements with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2012 were $11,300 compared to $6,250 for the nine months ended September 30, 2011.  The increase of $5,050 in General and Administrative expenses was a result of the company’s current and normal operations during the nine months ended September 30, 2012.

Net Loss. Net loss for the nine months ended September 30, 2012 was ($52,450) as compared to ($30,492) for the nine months ended September 30, 2011.  The increase in net loss for the nine months ended September 30, 2012 was primarily a direct result of patent application processing, review of existing patents and filing requirements of the Securities and Exchange Commission.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash to meet its need for cash. Since its inception, the Company has been funded by its founders, stockholders and related parties with advances and loans and through the sale of common shares including its initial public offering.  At September 30, 2012, we had a working capital deficit of ($18,443) and an accumulated deficit of ($282,306), as compared to a working capital deficit of ($3,693) and an accumulated deficit of ($229,856) at December 31, 2011.

As of September 30, 2012 and December 31, 2011, total current assets were $500 and $1,000 respectively.

As of September 30, 2012, total current liabilities were $18,943 which consisted of accrued expenses due to a related party.  As of December 31, 2011, total current liabilities were $4,693, which consisted of accrued expenses.

Cash flows from financing activities and cash from the issuance of commons shares (including its initial public offering and loans from related parties) represented the Company’s principal source of cash since November 5, 2008 (inception) through September 30, 2012.

Material Commitments

We entered into an agreement with a third party independent contractor to assist in various financial matters, patent application procedures for a total of $60,000 in accordance with the agreement, the term was from January 1, 2009 through December 31, 2009. In September, 2010, the Company issued common shares as full repayment of this obligation. At September 30, 2012, we had no material commitments or agreements.

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

There has been no change in our internal controls over financial reporting during our second fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September, 2012, the Company issued 120,000 common shares for a total of $15,000 ($0.125 per common share).

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

ECOLIVEGREEN CORP.

DATE: November 20, 2012	By:	/s/ Len Bryan
Len Bryan
President, Principal Executive Officer